Form 10-K405
period 1994-12-31
CABLE TV FUND 11-A LTD
filed 1995-03-22
CIK 725683

                                 FORM 10-K 405
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1994

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ______________ to ______________

Commission file number:               0-11910

                            CABLE TV FUND 11-A, LTD.
                            ------------------------
             (Exact name of registrant as specified in its charter)

       Colorado                                                         84-0892990
       --------                                                         ----------
(State of Organization)                                     (IRS Employer Identification No.)

    P.O. Box 3309, Englewood, Colorado 80155-3309                      (303) 792-3111
    ---------------------------------------------                      --------------
(Address of principal executive office and Zip Code)   (Registrant's telephone no. including area code)

       Securities registered pursuant to Section 12(b) of the Act:  None
          Securities registered pursuant to Section 12(g) of the Act:
                         Limited Partnership Interests

Indicate by check mark whether the registrants, (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days:

      Yes       x                                              No
              -----                                                   -----

Aggregate market value of the voting stock held by non-affiliates of the registrant: N/A

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.         x
                                          -----


                 DOCUMENTS INCORPORATED BY REFERENCE:     None

                                    PART I.

                               ITEM 1.  BUSINESS

    THE PARTNERSHIP. Cable TV Fund 11-A, Ltd. (the "Partnership") is a Colorado limited partnership that was formed pursuant to the public offering of limited partnership interests in the Cable TV Fund 11 Limited Partnership Program (the "Program"), which was sponsored by Jones Intercable, Inc. (the "General Partner"). Cable TV Fund 11-B, Ltd. ("Fund 11-B"), Cable TV Fund 11-C, Ltd. ("Fund 11-C") and Cable TV Fund 11- D, Ltd. ("Fund 11-D") are the other partnerships that were formed pursuant to the Program. The Partnership, Fund 11-B, Fund 11-C and Fund 11-D formed a general partnership known as Cable TV Joint Fund 11 (the "Venture") in which the Partnership owns an 18 percent interest, Fund 11-B owns an 8 percent interest, Fund 11-C owns a 27 percent interest and Fund 11-D owns a 47 percent interest. The Partnership and the Venture were formed for the purpose of acquiring and operating cable television systems.

    The Partnership does not directly own any cable television systems. The Venture operates a cable television system in Manitowoc, Wisconsin (the "Manitowoc System").

    On June 29, 1990, the Venture sold its Wisconsin cable television systems, except for the Manitowoc System. The Manitowoc System was not sold because the City of Manitowoc (the "City") did not consent to the transfer of the franchise. The City of Manitowoc franchise contained a provision that the City claimed allowed the City to acquire the Manitowoc System upon expiration of the franchise in 1995. On April 9, 1991, the Venture took legal action, seeking a declaration as to whether the buyout right was enforceable under Federal law. In February 1993, the court ruled in favor of the Venture and found that the buyout right would not be triggered upon the expiration of the franchise, assuming the franchise is renewed. The court did not determine the question of whether the buyout right was enforceable per se under Federal law. The City appealed the decision. In October 1993, the City and the Venture settled the legal action, and the appeal has been dismissed. In the settlement, the City conceded that its buyout right was not applicable in the event the franchise is renewed, and represented to the Venture that it knew of no reason for non-renewal of the franchise. The City also agreed that the term of the renewal franchise would be 12 years and that the applicable franchise fee would be 5 percent. The Venture paid the City $1,850,000, which will be returned to the Venture, with interest, in the event that the City does not renew the franchise. The franchise renewal process has begun, and the General Partner expects that it will be completed in 1995.

    CABLE TELEVISION SERVICES. The Manitowoc System offers to its subscribers various types of programming, which include basic service, tier service, premium service, pay-per-view programs and packages including several of these services at combined rates.

    Basic cable television service usually consists of signals of all four national television networks, various independent and educational television stations (both VHF and UHF) and certain signals received from satellites. Basic service also usually includes programs originated locally by the system, which may consist of music, news, weather reports, stock market and financial information and live or videotaped programs of a public service or entertainment nature. FM radio signals are also frequently distributed to subscribers as part of the basic service.

    The Manitowoc System offers tier services on an optional basis to its subscribers. A tier generally includes most of the cable networks such as Entertainment and Sports Programming Network (ESPN), Cable News Network (CNN), Turner Network Television (TNT), Family Channel, Discovery and others, and the cable television operators buy tier programming from these networks. The Manitowoc System also offers a package that includes the basic service channels and the tier services.

    The Manitowoc System also offers premium services to its subscribers, which consist of feature films, sporting events and other special features that are presented without commercial interruption. The cable television operators buy premium programming from suppliers such as HBO, Showtime, Cinemax or others at a cost based on the number of subscribers the cable operator serves. Premium service programming usually is significantly more expensive than the basic service or tier service programming, and consequently cable operators price premium service separately when sold to subscribers.

    The Manitowoc System also offers to subscribers pay-per-view programming. Pay-per-view is a service that allows subscribers to receive single programs, frequently consisting of motion pictures that have recently completed their theatrical exhibitions and major sporting events, and to pay for such service on a program-by-program basis.

    REVENUES. Monthly service fees for basic, tier and premium services constitute the major source of revenue for the Manitowoc System. In addition, advertising sales are becoming a significant source of revenues for the Manitowoc System. As a result of the adoption by the FCC of new rules under the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), and several rate regulation orders, the rate structures for cable programming services and equipment have been revised. See Regulation and Legislation. At December 31, 1994, the Manitowoc System's monthly basic service rate was $10.78, the monthly basic and tier ("basic plus") service rate was $19.86 and the monthly premium services ranged from $6.28 to $9.95 per premium service. Charges for additional outlets have been eliminated, and charges for remote controls and converters have been "unbundled" from the programming service rates. In addition, the Venture earns revenues from the pay-per-view programs and advertising fees. Related charges may include a nonrecurring installation fee that ranges from $6.10 to $35.00; however, from time to time the Manitowoc System has followed the common industry practice of reducing or waiving the installation fee during promotional periods.
Commercial subscribers such as hotels, motels and hospitals are charged a nonrecurring connection fee that usually covers the cost of installation. Except under the terms of certain contracts with commercial subscribers and residential apartment and condominium complexes, the subscribers are free to discontinue the service at any time without penalty. For the year ended December 31, 1994, of the total fees received by the Manitowoc System, basic service and tier service fees accounted for approximately 73% of total revenues, premium service fees accounted for approximately 16% of total revenues, pay-per-view fees were approximately 1% of total revenues, advertising fees were approximately 4% of total revenues and the remaining 6% of total revenues came principally from equipment rentals, installation fees and program guide sales. The Venture is dependent upon the timely receipt of service fees to provide for maintenance and replacement of plant and equipment, current operating expenses and other costs of the Manitowoc System.

    The Venture's business consists of providing cable television services to a large number of customers, the loss of any one of which would have no material effect on the Venture's business. The Manitowoc System has had some subscribers who later terminated the service. Terminations occur primarily because people move to another home or to another city. In other cases, people terminate on a seasonal basis or because they no longer can afford or are dissatisfied with the service. The amount of past due accounts in the Manitowoc System is not significant. The General Partner's policy with regard to past due accounts is basically one of disconnecting service before a past due account becomes material.

    The Venture does not depend to any material extent on the availability of raw materials; it carries no significant amounts of inventory and it has no material backlog of customer orders. Neither the Venture or the Partnership has any employees because all properties are managed by employees of the General Partner. The General Partner has engaged in research and development activities relating to the provision of new services but the amount of the Venture's funds expended for such research and development has never been material.

    Compliance with Federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has had no material effect upon the capital expenditures, earnings or competitive position of the Venture.

    COMPETITION FOR SUBSCRIBERS IN THE MANITOWOC SYSTEM. There are two MMDS operators in the Manitowoc System that have begun operation in the Manitowoc System's service area and provide minimal competition, and there are four TVRO dealers that provide minimal competition.

    REGULATION AND LEGISLATION. The cable television industry is regulated through a combination of the Federal Communications Commission ("FCC"), some state governments, and most local governments. In addition, the Copyright Act of 1976 imposes copyright liability on all cable television systems. Cable television operations are subject to local regulation insofar as systems operate under franchises granted by local authorities.

    Cable Television Consumer Protection and Competition Act of 1992. On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. This legislation has caused significant changes to the regulatory environment in which the cable television industry operates. The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable television systems in the United States, including those owned and managed by the General Partner, are subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allows the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. The FCC's rules became effective on September 1, 1993.

    In compliance with these rules, the General Partner reduced rates charged for certain regulated services effective September 1, 1993. These reductions resulted in some decrease in revenues and operating income before depreciation and amortization; however, the decrease was not as severe as originally anticipated. The General Partner has undertaken actions to mitigate a portion of these reductions primarily through (a) new service offerings in some systems, (b) product re-marketing and re-packaging and (c) marketing efforts directed at non-subscribers.

    On February 22, 1994, however, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates. The FCC's new regulations generally require rate reductions, absent a successful cost-of-service showing, of 17% of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. However, the FCC held rate reductions in abeyance in certain systems. The new regulations became effective on May 15, 1994, but operators could elect to defer rate reductions to July 14, 1994, so long as they made no changes in their rates and did not restructure service offerings between May 15 and July 14.

    On February 22, 1994, the FCC also adopted interim cost-of-service regulations. Rate reductions will not be required where it is successfully demonstrated that rates for basic and other regulated programming services are justified and reasonable using cost-of-service standards. The FCC established an interim industry-wide 11.25% permitted rate of return, and requested comments on whether this standard and other interim cost-of-service standards should be made permanent. The FCC also established a presumption that acquisition costs above a system's book value should be excluded from the rate base, but the FCC will consider individual showings to rebut this presumption. The need for special rate relief will also be considered by the FCC if an operator demonstrates that the rates set by a cost-of-service proceeding would constitute confiscation of investment, and that, absent a higher rate, the return necessary to operate and to attract investment could not be maintained. The FCC will establish a uniform system of accounts for operators that elect cost-of-service rate regulation, and the FCC has adopted affiliate transaction regulations. After a rate has been set pursuant to a cost-of-service showing, rate increases for regulated services will be indexed for inflation, and operators will also be permitted to increase rates in response to increases in costs beyond their control, such as taxes and increased programming costs.

    After analyzing the effects of the two methods of rate regulation, the Venture complied with the new benchmark regulations and further reduced rates in the Manitowoc System. The Venture will continue its efforts to mitigate the effect of such rate reductions.

    Among other issues addressed by the FCC in its February rate orders was the treatment of packages of a la carte channels. The FCC in its rate regulations adopted April 1, 1993, exempted from rate regulation the price of packages of a la carte channels upon the fulfillment of certain conditions. On November 10, 1994, the FCC reversed its policy regarding rate regulation of packages of a la carte services. A la carte services that are offered in a package will now be subject to rate regulation by the FCC, although the FCC indicated that it cannot envision circumstances in which any price for a collective offering of premium channels that have traditionally been offered on a per-channel basis would be found to be unreasonable.

    On November 10, 1994, the FCC also announced a revision to its regulations governing the manner in which cable operators may charge subscribers for new cable programming services. In addition to the present formula for calculating the permissible rate for new services, the FCC instituted a three-year flat fee mark-up plan for charges relating to new channels of cable programming services. Commencing on January 1, 1995, operators may charge for new channels of cable programming services added after May 14, 1994 at a rate of up to 20 cents per channel, but may not make adjustments to monthly rates totaling more than $1.20 plus an additional 30 cents for programming license fees per subscriber over the first two years of the three-year period for these new services. Operators may charge an additional 20 cents in the third year only for channels added in that year plus the costs for the programming. Operators electing to use the 20 cent per channel adjustment may not also take a 7.5% mark-up on programming cost increases, which is permitted under the FCC's current rate regulations. The FCC has requested further comment as to whether cable operators should continue to receive the 7.5% mark-up on increases in license fees on existing programming services.

    The FCC also announced that it will permit operators to offer a "new product tier" ("NPT"). Operators will be able to price this tier as they elect so long as, among other conditions, other channels that are subject to rate regulation are priced in conformity with applicable regulations and operators do not remove programming services from existing tiers and offer them on the NPT.

    There have been several lawsuits filed by cable operators and programmers in Federal court challenging various aspects of the 1992 Cable Act, including provisions relating to mandatory broadcast signal carriage, retransmission consent, access to cable programming, rate regulations, commercial leased channels and public access channels. On April 8, 1993, a three-judge Federal district court panel issued a decision upholding the constitutionality of the mandatory signal carriage requirements of the 1992 Cable Act. That decision was appealed directly to the United States Supreme Court. The United States Supreme Court vacated the lower court decision on June 27, 1994 and remanded the case to the district court for further development of a factual record.
The Supreme Court's majority determined that the must-carry rules were content neutral, but that it was not yet proven that the rules were needed to preserve the economic health of the broadcasting industry. In the interim, the must-carry rules will remain in place during the pendency of the proceedings in district court. In 1993, a Federal district court for the District of Columbia upheld provisions of the 1992 Cable Act concerning rate regulation, retransmission consent, restrictions on vertically integrated cable television operators and programmers, mandatory carriage of programming on commercial leased channels and public, educational and governmental access channels and the exemption for municipalities from civil damage liability arising out of local regulation of cable services. The 1992 Cable Act's provisions providing for multiple ownership limits for cable operators and advance notice of free previews for certain programming services have been found unconstitutional. In November 1993, the United States Court of Appeals for the District of Columbia held that the FCC's regulations implemented pursuant to Section 10 of the 1992 Cable Act, which permit cable operators to ban indecent programming on public, educational or governmental access channels or leased access channels, were unconstitutional, but the court has agreed to reconsider its decision. All of these decisions construing provisions of the 1992 Cable Act and the FCC's implementing regulations have been or are expected to be appealed.

    Ownership and Market Structure. The FCC rules and Federal law generally prohibit the direct or indirect common ownership, operation, control or interest in a cable television system, on the one hand, and a local television broadcast station whose television signal reaches any portion of the community served by the cable television system, on the other hand. The FCC recently lifted its ban on the cross-ownership of cable television systems by broadcast networks. The FCC revised its regulations to permit broadcast networks to acquire cable television systems serving up to 10% of the homes passed in the nation, and up to 50% of the homes passed in a local market. Neither the Partnership nor the General Partner has any direct or indirect ownership, operation, control or interest in a television broadcast station, or a telephone company, and they are thus presently unaffected by the cross-ownership rules.

    The Cable Communications Policy Act of 1984 (the "1984 Cable Act") and FCC regulations generally prohibit the common operation of a cable television system and a telephone company within the same service area. Until recently, a provision of a Federal court antitrust consent decree also prohibited the regional Bell operating companies ("RBOCs") from engaging in cable television operations. This prohibition was recently removed when the court retaining jurisdiction over the consent decree ruled that the RBOCs could provide information services over their facilities. This decision permits the RBOCs to acquire or construct cable television systems outside of their own service areas.

    The 1984 Cable Act prohibited local exchange carriers, including the RBOCs, from providing video programming directly to subscribers within their local exchange telephone service areas, except in rural areas or by specific waiver of FCC rules. Several Federal district courts have struck down the 1984 Cable Act's telco/cross-ownership provision as facially invalid and inconsistent with the First Amendment. The United States Courts of Appeals for the Fourth and the Ninth Circuits have upheld the appeals of two of these district court decisions, and the United States Justice Department is expected to request the United States Supreme Court to review these two decisions. This Federal cross-ownership rule is particularly important to the cable industry since these telephone companies already own certain facilities needed for cable television operation, such as poles, ducts and associated rights-of-way.

    The FCC amended its rules in 1992 to permit local telephone companies to offer "video dialtone" service for video programmers, including channel capacity for the carriage of video programming and certain noncommon carrier activities such as video processing, billing and collection and joint marketing arrangements. In its video dialtone order, which was part of a comprehensive proceeding examining whether and under what circumstances telephone companies should be allowed to provide cable television services, including video programming to their customers, the FCC concluded that neither the 1984 Cable Act nor its rules apply to prohibit the interexchange carriers (i.e., long distance telephone companies such as AT&T) from providing such services to their customers. Additionally, the FCC also concluded that where a local exchange carrier ("LEC") makes its facilities available on a common carrier basis for the provision of video programming to the public, the 1984 Cable Act does not require the LEC or its programmer customers to obtain a franchise to provide such service. This aspect of the FCC's video dialtone order was upheld on appeal by the United States Court of Appeals for the D.C. Circuit. The FCC recently issued an order reaffirming its initial decision, and this order has been appealed. Because cable operators are required to bear the costs of complying with local franchise requirements, including the payment of franchise fees, the FCC's decision could place cable operators at a competitive disadvantage vis-a-vis services offered on a common carrier basis over local telephone company provided facilities. In its Reconsideration Order, the FCC, among other actions, refused to require telephone companies to justify cost allocations prior to the construction of video dialtone facilities, and indicated that it would provide guidance on costs that must be included in proposed video dialtone tariffs. The FCC also established dual Federal/state jurisdiction over video dialtone services based on the origination point of the video dialtone programming service. In a separate proceeding, the FCC has proposed to increase the numerical limit on the population of areas qualifying as "rural" and in which LECs can provide cable service without a FCC waiver.

    On January 12, 1995, the FCC adopted a Fourth Further Notice of Proposed Rulemaking in its video dialtone docket. The FCC tentatively concluded that it should not ban telephone companies from providing their own video programming over their video dialtone platforms in those areas in which the cable/telephone cross-ownership rules have been found unconstitutional. The FCC requested comments on this issue and on further refinements of its video dialtone regulatory framework concerning, among other issues, telephone programmer affiliation standards, the establishment of structural safeguards to prevent cross-subsidization of video dialtone and programming activities, and the continuation of the FCC's ban prohibiting telephone companies from acquiring cable systems within their telephone service areas for the provision of video dialtone services. The FCC will also consider whether a LEC offering video dialtone service must secure a local franchise if that LEC also engages in the provision of video programming carried on its video dialtone platform. The FCC has also proposed to broadly interpret its authority to waive the cable/telephone cross-ownership ban upon a showing by telephone companies that they comply with the safeguards which the FCC establishes as a condition of providing video programming.

    A number of bills that would have permitted telephone companies to provide cable television service within their own service areas were considered during the last Congress, but none were adopted. These bills would have permitted the provision of cable television service by telephone companies in their own service areas conditioned on the establishment of safeguards to prevent cross-subsidization between telephone and cable television operations and the provision of telecommunication services by cable television systems. Similar legislation is expected to be considered by Congress during its current session. The outcome of these FCC, legislative or court proceedings and proposals or the effect of such outcome on cable system operations cannot be predicted.


                              ITEM 2.  PROPERTIES

    The Manitowoc System was acquired by the Venture in April 1984. The following sets forth (i) the monthly basic plus service rates charged to subscribers, (ii) the number of basic subscribers and pay units and (iii) the range of franchise expiration dates for the Manitowoc System. The monthly basic service rates set forth herein represent the basic service rate charged to the majority of the subscribers within the Manitowoc System. While the charge for basic plus service may have increased in 1993 in some cases as a result of the FCC's rate regulations, overall revenues may have decreased due to the elimination of charges for additional outlets and certain equipment. In cable television systems, basic subscribers can subscribe to more than one pay TV service. Thus, the total number of pay services subscribed to by basic subscribers are called pay units. As of December 31, 1994, the Manitowoc System operated approximately 200 miles of cable plant, passing approximately 15,000 homes, representing an approximate 67% penetration rate. Figures for numbers of subscribers, miles of cable plant and homes passed are compiled from the General Partner's records and may be subject to adjustments.

 MANITOWOC SYSTEM                                                At December 31,
 ----------------                                                ---------------
                                                   1994                 1993                  1992
                                                   ----                 ----                  ----
 Monthly basic plus service rate                   $19.86               $21.95               $21.95
 Basic subscribers                                 10,834                9,768                9,417
 Pay units                                          7,091                5,296                4,313

The franchise expiration date is November 1995. The franchise renewal process has begun, and the General Partner expects that it will be completed in 1995.

PROGRAMMING SERVICES

    Programming services provided by the Manitowoc System include local affiliates of the national broadcast networks, local independent broadcast channels, the traditional satellite services (e.g., American Movie Classics, Arts & Entertainment, Black Entertainment Network, C-SPAN, The Discovery Channel, Lifetime, Entertainment Sports Network, Home Shopping Network, Mind Extension University, Music Television, Nickelodeon, Turner Network Television, The Nashville Network, Video Hits One, and superstations WOR, WGN and TBS. The Manitowoc System also provides a selection of premium channel programming (e.g., Cinemax, Encore, Home Box Office, Showtime and The Movie Channel).

                           ITEM 3.  LEGAL PROCEEDINGS

    None.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.


                                    PART II.

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
                        AND RELATED SECURITY HOLDER MATTERS

    While the Partnership is publicly held, there is no public market for the limited partnership interests, and it is not expected that a market will develop in the future. As of February 15, 1995, the approximate number of equity security holders in the Partnership was 3,793.

Item 6. Selected Financial Data

                                                                 For the Year Ended December 31,
                                       ----------------------------------------------------------------------------------
Cable TV Fund 11-A (a)                      1994            1993             1992             1991              1990
- ------------------                     --------------   ------------     --------------    -------------    -------------
Revenues                                $     -         $     -          $      -          $     -         $    -
Depreciation and
  Amortization                                -               -                 -                -              -
Operating Loss                                -               -                 -                -              -
Net Income                                   67,994          44,919            59,315           83,085      20,438,433(b)
Net income per
  Limited Partnership Unit                     1.44             .95              1.26             1.76          323.37(b)
Weighted average
  number of Limited
  Partnership units
  outstanding                                46,725          46,725            46,725           46,725          46,725
General Partner's
  Deficit                                  (166,015)       (166,695)         (167,144)        (167,737)       (168,568)
Limited Partners'
  Capital                                 1,387,034       1,319,720         1,275,250        1,216,528       1,134,274
Total Assets                              1,231,800       1,163,806         1,118,887        1,059,572         976,141
Debt                                          -               -                 -                -               -
General Partner Advances                     10,781          10,781            10,781           10,781          10,435

(a) For the periods presented, the operations of Fund 11-A only reflect its 18 percent equity investment in Joint Fund 11. See selected financial data for Joint Fund 11.

(b)  Net income resulted from the sale of the Wisconsin Systems by Joint Fund
     11.


                                                                For the Year Ended December 31,
                                       ------------------------------------------------------------------------------
Cable TV Joint Fund 11                     1994           1993               1992           1991           1990
- ----------------------                 ------------  --------------     --------------  -------------  --------------
Revenues                               $3,296,103       $3,292,675       $3,244,023     $  3,019,516    $ 18,199,911
Depreciation and
  Amortization                            522,593          517,441          499,110          481,071       5,264,737
Operating Income                          309,189          416,589          426,058          333,948       1,616,728
Net Income                                373,181          246,536          325,547          457,909     112,255,314(a)
Partners' Capital                       6,597,845        6,224,664        5,978,128        5,652,581       5,194,672
Total Assets                            7,099,110        6,610,142        6,723,916        6,137,193       6,032,609
Debt                                       26,385           20,129           29,188           28,738          15,994
Advances from
  Jones Intercable, Inc.                   72,764           32,825           52,745          227,810         438,353

(a) The sale of Joint Fund 11's Wisconsin systems, except the City of Manitowoc area, in June 1990 resulted in a gain of $112,939,662.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                               CABLE TV FUND 11-A

Results of Operations

         On June 30, 1988, the Partnership sold the cable television system serving portions of Anne Arundel County, Maryland. This was the Partnership's only directly owned operating system and, as a result, the Partnership has had no operations since this transaction. The Partnership retains its 18 percent ownership interest in Cable TV Joint Fund 11 ("Joint Fund 11"). Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations for Joint Fund 11 for details pertaining to its operations.

Financial Condition

         The Partnership retains its ownership interest of approximately 18 percent in Joint Fund 11. The Partnership's original investment in this joint venture was $8,200,000 and is accounted for using the equity method. When compared to the December 31, 1993 balance, this investment has increased by $67,994, from $1,163,806 to $1,231,800 at December 31, 1994. This increase represents the Partnership's proportionate share of income generated by Joint Fund 11. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations for Joint Fund 11 for details pertaining to its financial condition.

                             CABLE TV JOINT FUND 11

Results of Operations

         1994 compared to 1993

         Revenues in Joint Fund 11's Manitowoc System increased $3,428 from $3,292,675 in 1993 to $3,296,103 in 1994. An increase in the subscriber base primarily accounted for the increase in revenues. Basic subscribers increased 1,066, or approximately 11 percent, from 9,768 at December 31, 1993 to 10,834 at December 31, 1994. Premium service subscriptions increased 1,795, or approximately 34 percent, from 5,296 at December 31, 1993 to 7,091 at December 31, 1994. The increase in revenues would have been greater but for reductions in basic rates due to basic rate regulations issued by the FCC in April 1993 and February 1994. See Item 1. No other individual factor was significant to the increase in revenues.

         Operating, general and administrative expense in the Manitowoc System increased $79,695, or approximately 4 percent, from $1,947,068 in 1993 to $2,026,763 in 1994. The increase in expense was due primarily to increases in programming fees and marketing related costs due to increases in basic subscribers and premium service subscriptions. These increases were partially offset by a decrease in copyright fees. No other individual factors contributed significantly to the increase in expense. Operating, general and administrative expense represented 59 percent of revenues in 1993 compared to 61 percent of revenues in 1994. Management fees and allocated overhead from the General Partner increased $25,981, or approximately 6 percent, from
$411,577 in 1993 to $437,558 in 1994.   The increase was due to an increase in
allocated expenses from the General Partner. The General Partner has experienced increases in expenses, including personnel costs and reregulation costs, a portion of which is allocated to Joint Fund 11.

         Depreciation and amortization expense in the Manitowoc System increased $5,152, or approximately 1 percent, from $517,441 in 1993 to $522,593 in 1994 due to capital additions in 1993 and 1994.

         Operating income in the Manitowoc System decreased $107,400, or approximately 26 percent, from $416,589 in 1993 compared to $309,189 in 1994. The decrease was due to the increases in operating, general and administrative expense, allocated overhead from the General Partner and depreciation and amortization expense exceeding the increase in revenues. Operating income before depreciation and amortization for the Manitowoc System decreased $102,248, or approximately 11 percent, from $934,030 in 1993 to $831,782 in
1994.   The decrease was due to the increases in operating, general and administrative expense and allocated overhead from the General Partner exceeding the increase in revenues. The decrease in operating income before depreciation and amortization reflects the current operating environment of the cable television industry. The FCC rate regulations under the 1992 Cable Act have caused revenues to increase more slowly than otherwise would have been the case. In turn, this has caused certain expenses which are a function of revenue, such as franchise fees, copyright fees and management fees to increase more slowly than otherwise would have been the case. However, other operating costs such as programming fees, salaries and benefits, and marketing costs as well as other costs incurred by the General Partner, which are allocated to Joint Fund 11, continue to increase at historical rates. This situation has led to reductions in operating income before depreciation and amortization as a percent of revenue ("Operating Margin"). Such reductions in Operating Margins may continue in the near term as Joint Fund 11 and the General Partner incur cost increases due to, among other things, programming fees, reregulation and competition, that exceed increases in revenue. The General Partner will attempt to mitigate a portion of these reductions through (a) new service offerings; (b) product re-marketing and re-packaging and (c) marketing efforts directed at non-subscribers.

         Interest expense for Joint Fund 11 decreased $7,196, or approximately 31 percent, from $22,912 in 1993 to $15,716 in 1994 due to a lower outstanding balance on interest bearing obligations. Other expense decreased from $248,912 in 1993 to $7,426 in 1994, primarily as a result of Joint Fund 11 incurring costs associated with the litigation with the City of Manitowoc during 1993.
No such costs were incurred in 1994. Net income for Joint Fund 11 increased $126,645, or approximately 51 percent, from $246,536 in 1993 to $373,181 in 1994 due primarily to the decrease in litigation costs discussed above.

         1993 compared to 1992

         Revenues in the Manitowoc System increased $48,652, or approximately 2 percent, from $3,244,023 in 1992 to $3,292,675 in 1993. An increase in basic subscribers primarily accounted for the increase in revenues. The system added approximately 350 basic subscribers in 1993, an increase of 4 percent. The increase in revenues would have been greater but for the reduction in basic rates due to basic rate regulations issued by the FCC in April 1993 with which Joint Fund 11 complied effective September 1, 1993. No other individual factor contributed significantly to the increase in revenues.

         Operating, general and administrative expense in the Manitowoc System increased $32,175, or approximately 2 percent, from $1,914,893 in 1992 to $1,947,068 in 1993. The increase in expense was due primarily to increases in programming fees and marketing related expense. No other individual factors contributed significantly to the increase in expense. Operating, general and administrative expense represented 59 percent of revenues in both 1992 and 1993. Management fees and allocated overhead from Jones Intercable, Inc. increased $7,615, or approximately 2 percent, from $403,962 in 1992 to $411,577 in 1993. The increase was due to the increase in revenues, upon which such fees and allocations are based, and increases in allocated expenses from the General Partner. Depreciation and amortization expense in the Manitowoc System increased $18,331, or approximately 4 percent, from $499,110 in 1992 to $517,441 in 1993. This increase was due to capital additions in 1992 and 1993.

         Operating income in the Manitowoc System decreased $9,469, or approximately 2 percent, from $426,058 in 1992 compared to $416,589 in 1993. The decrease was due to the increases in operating, general and administrative expense and management fees and allocated overhead from the General Partner and depreciation and amortization expense exceeding the increase in revenues. Operating income before depreciation and amortization for the Manitowoc System increased $8,862, or approximately 1 percent, from $925,168 in 1992 to $934,030 in 1993. The increase was due to the increase in revenues exceeding the increases in operating, general and administrative expense and management fees and allocated overhead from the General Partner.

         Interest expense for Joint Fund 11 increased from $14,803 in 1992 to $22,912 in 1993. Other expense, due primarily to costs associated with the litigation with the City of Manitowoc in 1993, totalled $248,912 compared to $184,118 in 1992. Net income for Joint Fund 11 decreased $79,011, or approximately 24 percent, from $325,547 in 1992 to $246,536 in 1993. The decrease was due primarily to the aforementioned litigation costs.

Financial Condition

         On June 29, 1990, Joint Fund 11 completed the sale of all of its Wisconsin cable television systems, except for the system serving the City of Manitowoc (the "Manitowoc System"). The Manitowoc System was not sold because the City of Manitowoc (the "City") did not consent to the transfer of the franchise. The City of Manitowoc franchise contains a provision that the City claimed allowed the City to acquire the Manitowoc System upon expiration of the franchise. On April 9, 1991, Joint Fund 11 took legal action, seeking a declaration as to whether the buy-out right was enforceable under Federal law. In October 1993, the City and Joint Fund 11 settled the legal action. In the settlement, the City conceded that its buy-out right was not applicable in the event the franchise is renewed, and represented to Joint Fund 11 that it knew of no reason for non-renewal of the franchise. The City also agreed that the term of the renewal franchise would be 12 years and that the applicable franchise fee would be 5 percent. Joint Fund 11 paid the City $1,850,000, which will be returned, with interest, in the event that the City does not renew the franchise. If the franchise is renewed, the $1,850,000 will be amortized over the life of the franchise. The franchise renewal process has begun and the General Partner expects that it will be completed in 1995.

         Joint Fund 11 had no bank debt outstanding at December 31, 1994.

         During 1994, Joint Fund 11 expended approximately $380,000 for capital expenditures in the Manitowoc System. These expenditures were used for various projects to maintain the value of the system. These expenditures were funded from cash generated from operations.

         Budgeted capital expenditures in 1995 for the Manitowoc System are approximately $273,000. These expenditures will relate to various enhancements to maintain the value of the Manitowoc System. It is expected that these capital expenditures will be funded from cash on hand and cash generated from operations. Joint Fund 11 has sufficient liquidity and capital resources, including cash on hand and its ability to generate cash from operations, to meet its anticipated needs.

Regulation and Legislation

              On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. These regulations became effective on September 1, 1993. Such regulations caused reductions in rates for certain regulated services. On February 22, 1994, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates. Joint Fund 11 complied with the February 1994 benchmark regulations and further reduced rates in its Manitowoc System effective July 1994. See Item 1 for further discussion of the provisions of the 1992 Cable Act and the FCC regulations promulgated thereunder.

Item 8.  Financial Statements


                             CABLE TV FUND 11-A AND
                             CABLE TV JOINT FUND 11

                              FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1994 AND 1993

                                     INDEX



                                                                             Page
                                                                   --------------------------
                                                                   11-A         Joint Fund 11
                                                                   ----         -------------
Report of Independent Public Accountants                            15               22

Balance Sheets                                                      16               23

Statements of Operations                                            17               25

Statements of Partners' Capital (Deficit)                           18               26

Statements of Cash Flows                                            19               27

Notes to Financial Statements                                       20               28

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of Cable TV Fund 11-A:

         We have audited the accompanying balance sheets of CABLE TV FUND 11-A (a Colorado limited partnership) as of December 31, 1994 and 1993, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cable TV Fund 11-A as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.



                                                             ARTHUR ANDERSEN LLP




Denver, Colorado,
  March 8, 1995.

                               CABLE TV FUND 11-A
                            (A Limited Partnership)

                                 BALANCE SHEETS


                                                                                December 31,
                                                                      ---------------------------------
                   ASSETS                                                 1994                1993
                   ------                                             -------------        ------------
INVESTMENT IN  CABLE TELEVISION
  JOINT VENTURE                                                        $  1,231,800       $  1,163,806
                                                                       ============       ============

     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
     -------------------------------------------

LIABILITIES:
  Payable to General Partner                                           $     10,781       $     10,781
                                                                       ------------       ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                       1,000              1,000
    Distributions                                                       (11,079,511)       (11,079,511)
    Accumulated earnings                                                 10,912,496         10,911,816
                                                                       ------------       ------------

                                                                           (166,015)          (166,695)
                                                                       ------------       ------------

  Limited Partners-
    Net contributed capital
      (46,725 units outstanding
      at December 31, 1994 and 1993)                                     19,516,170         19,516,170
    Distributions                                                       (56,599,297)       (56,599,297)
    Accumulated earnings                                                 38,470,161         38,402,847
                                                                       ------------       ------------

                                                                          1,387,034          1,319,720
                                                                       ------------       ------------

         Total liabilities and partners'
           capital (deficit)                                           $  1,231,800       $  1,163,806
                                                                       ============       ============


                 The accompanying notes to financial statements are an integral part of these balance sheets.

                               CABLE TV FUND 11-A
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS


                                                                                  Year Ended December 31,
                                                                    -----------------------------------------------
                                                                        1994             1993              1992
                                                                    -----------      ------------      ------------
EQUITY IN NET INCOME OF CABLE
  TELEVISION JOINT VENTURE                                             $67,994          $44,919           $59,315
                                                                       -------          -------           -------

NET INCOME                                                             $67,994          $44,919           $59,315
                                                                       =======          =======           =======

ALLOCATION OF NET INCOME:
  General Partner                                                      $   680          $   449           $   593
                                                                       =======          =======           =======

  Limited Partners                                                     $67,314          $44,470           $58,722
                                                                       =======          =======           =======

NET INCOME PER LIMITED
  PARTNERSHIP UNIT                                                     $  1.44          $   .95           $  1.26
                                                                       =======          =======           =======

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                                         46,725           46,725            46,725
                                                                       =======          =======           =======


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                               CABLE TV FUND 11-A
                            (A Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)


                                                                      Year Ended December 31,
                                                         -------------------------------------------------
                                                             1994                1993            1992
                                                         ------------       -------------    -------------
GENERAL PARTNER:
  Balance, beginning of year                              $ (166,695)        $  (167,144)      $ (167,737)
  Net income for year                                            680                 449              593
                                                          ----------         -----------       ----------

  Balance, end of year                                    $ (166,015)        $  (166,695)      $ (167,144)
                                                          ==========         ===========       ==========


LIMITED PARTNERS:
  Balance, beginning of year                              $1,319,720         $ 1,275,250       $1,216,528
  Net income for year                                         67,314              44,470           58,722
                                                          ----------         -----------       ----------

  Balance, end of year                                    $1,387,034         $ 1,319,720       $1,275,250
                                                          ==========         ===========       ==========


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                               CABLE TV FUND 11-A
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                       Year Ended December 31,
                                                         ----------------------------------------------------
                                                              1994               1993               1992
                                                         -------------       ------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $ 67,994           $ 44,919            $ 59,315
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Equity in net income of cable
        television joint venture                            (67,994)           (44,919)            (59,315)
                                                           --------           --------            --------

         Net cash provided by operating activities             -                  -                   -
                                                           --------           --------            --------

Increase in cash                                               -                  -                   -

Cash, beginning of year                                        -                  -                   -
                                                           --------           --------            --------

Cash, end of year                                          $   -              $   -               $   -
                                                           ========           ========            ========


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                               CABLE TV FUND 11-A
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


(1)      ORGANIZATION AND PARTNERS' INTERESTS

         Formation and Business

         Cable TV Fund 11-A, Ltd. (the "Partnership"), a Colorado limited partnership, was formed on March 4, 1983, under a public program sponsored by Jones Intercable, Inc. The Partnership was formed to acquire, construct, develop and operate cable television systems. Jones Intercable, Inc. ("Intercable") is the "General Partner" and manager of the Partnership. The General Partner and its subsidiaries also own and operate cable television systems. In addition, Intercable manages cable television systems for other limited partnerships for which it is general partner and, also, for affiliated entities. In June 1988, the Partnership sold its only remaining operating
system.     The Partnership owns an interest of approximately 18 percent in
Cable TV Joint Fund 11 ("Joint Fund 11") through capital contributions made during 1984 of $8,200,000.

         Contributed Capital

         The capitalization of the Partnership is set forth in the accompanying statements of partners' capital (deficit). No limited partner is obligated to make any additional contribution to partnership capital.

         Intercable purchased its interest in the Partnership by contributing $1,000 to partnership capital.

         All profits and losses of the Partnership are allocated 99 percent to the limited partners and 1 percent to Intercable, except for income or gain from the sale or disposition of cable television properties, which were allocated to the partners based upon the formula set forth in the Partnership Agreement and interest income earned prior to the first acquisition by the Partnership of a cable television system, which was allocated 100 percent to the limited partners.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Accounting Records

         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. The Partnership tax returns are also prepared on the accrual basis.

         Investment in Cable Television Joint Venture

         The Partnership's investment in Joint Fund 11 is accounted for under the equity method due to the Partnership's influence on Joint Fund 11 as a General Partner. When compared to the December 31, 1993 balance, this investment has increased by $67,994. This increase represents the Partnership's proportionate share of income generated by Joint Fund 11 during 1994. The operations of Joint Fund 11 are significant to the Partnership and should be reviewed in conjunction with these financial statements. Reference is made to the accompanying financial statements of Joint Fund 11 on pages 22 to 32.

(3)      TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         Management Fees and Distribution Ratios

         Intercable manages the Partnership and Joint Fund 11 and receives a fee for its services equal to 5 percent of the gross revenues of Joint Fund 11, excluding revenues from the sale of cable television systems or franchises.

         Any distributions made from cash flow (defined as cash receipts derived from routine operations, less debt principal and interest payments and cash expenses) are allocated 99 percent to the limited partners and 1 percent to Intercable. Any distributions other than interest income on limited partner subscriptions earned prior to the acquisition of the Partnership's first cable television system or from cash flow, such as from sale or refinancing of the system or upon dissolution of the Partnership, are made as follows: first, to the limited partners in an amount which, together with all prior distributions, will equal the amount initially contributed to the partnership capital by the limited partners; the balance, 75 percent to the limited partners and 25 percent to Intercable. During 1988, approximately $40,607,700 was distributed to the limited partners as a result of the sale of the cable television system serving the areas in and around Anne Arundel County, Maryland. This amount included the return of initial contributed capital of $23,362,500. Also, $5,748,975 was distributed to Intercable. In July 1990, a distribution of $21,322,144 was made to partners from funds received from Joint Fund 11, of which 75 percent ($15,991,608) was distributed to the limited partners and 25 percent ($5,330,536) was distributed to Intercable. Any future distributions will be made 75 percent to the limited partners and 25 percent to Intercable.

(4)      INCOME TAXES

         Income taxes have not been recorded in the accompanying financial statements because they accrue directly to the partners. The Federal and state income tax returns of the Partnership are prepared and filed by Intercable.

         The Partnership's tax returns, the qualification of the partnership as such for tax purposes, and the amount of distributable income or loss are subject to examination by Federal and state taxing authorities. If such examinations result in changes with respect to the Partnership's qualification as such, or in changes with respect to the Partnership's recorded income or loss, the tax liability of the General and limited partners would likely be changed accordingly.

         Taxable income reported to the partners is different from that reported in the statements of operations due to the difference in depreciation allowed under generally accepted accounting principles and the expense allowed for tax purposes under the Modified Accelerated Cost Recovery System (MACRS). There are no other significant differences between taxable income or losses and the net income or losses reported in the statements of operations.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of Cable TV Joint Fund 11:

         We have audited the accompanying balance sheets of CABLE TV JOINT FUND 11 (a Colorado general partnership) as of December 31, 1994 and 1993, and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the General Partners' management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cable TV Joint Fund 11 as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.



                                                             ARTHUR ANDERSEN LLP



Denver, Colorado,
  March 8, 1995.

                             CABLE TV JOINT FUND 11
                            (A General Partnership)

                                 BALANCE SHEETS


                                                                                 December 31,
                                                                      -----------------------------------
                  ASSETS                                                   1994                1993
                  ------                                              ---------------     ---------------
CASH                                                                    $ 2,429,603          $ 1,840,984

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $4,412 and $3,735 at
  December 31, 1994 and 1993, respectively                                   92,110               50,470

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                  7,646,689            7,266,759
  Less-accumulated depreciation                                          (5,051,015)          (4,671,198)
                                                                        -----------          -----------

                                                                          2,595,674            2,595,561

  Franchise costs, net of accumulated amortization
    of $1,287,891 and $1,167,363  at
    December 31, 1994 and 1993, respectively                                108,334              228,862
  Subscriber lists, net of accumulated amortization
    of $237,741 and $215,493 at December 31, 1994
    and 1993, respectively                                                   20,034               42,282
                                                                        -----------          -----------

           Total investment in cable television
             properties                                                   2,724,042            2,866,705

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                           1,853,355            1,851,983
                                                                        -----------          -----------

           Total assets                                                 $ 7,099,110          $ 6,610,142
                                                                        ===========          ===========


                 The accompanying notes to financial statements are an integral part of these balance sheets.

                             CABLE TV JOINT FUND 11
                            (A General Partnership)

                                 BALANCE SHEETS



                                                             December 31,
                                                  ---------------------------------
         LIABILITIES AND PARTNERS' CAPITAL              1994              1993
         ---------------------------------        ---------------    --------------
LIABILITIES:
  Capital lease obligations                        $      26,385      $      20,129
  Accounts payable-
    Trade                                                 16,340              2,523
    Jones Intercable, Inc.                                72,764             32,825
  Accrued liabilities                                    368,106            317,249
  Subscriber prepayments                                  17,670             12,752
                                                   -------------      -------------

                 Total liabilities                       501,265            385,478
                                                   -------------      -------------

PARTNERS' CAPITAL:
  Contributed capital                                 45,000,000         45,000,000
  Distributions                                     (118,914,493)      (118,914,493)
  Accumulated earnings                                80,512,338         80,139,157
                                                   -------------      -------------

                                                       6,597,845          6,224,664
                                                   -------------      -------------

                 Total liabilities and
                   partners' capital               $   7,099,110      $   6,610,142
                                                   =============      =============


                 The accompanying notes to financial statements are an integral part of these balance sheets.

                             CABLE TV JOINT FUND 11
                            (A General Partnership)

                            STATEMENTS OF OPERATIONS


                                                                   Year Ended December 31,
                                                        -----------------------------------------------
                                                             1994             1993            1992
                                                        --------------    ------------   --------------
REVENUES                                                  $3,296,103       $3,292,675       $3,244,023

COSTS AND EXPENSES:
  Operating, general and
    administrative                                         2,026,763        1,947,068        1,914,893
  Management fees and allocated
    expenses from Jones Intercable, Inc.                     437,558          411,577          403,962
  Depreciation and amortization                              522,593          517,441          499,110
                                                          ----------       ----------       ----------

OPERATING INCOME                                             309,189          416,589          426,058
                                                          ----------       ----------       ----------

OTHER INCOME (EXPENSE):
  Interest expense                                           (15,716)         (22,912)         (14,803)
  Interest income                                             87,134          101,771           98,410
  Other, net                                                  (7,426)        (248,912)        (184,118)
                                                          ----------       ----------       ----------

                 Total other income (expense), net            63,992         (170,053)        (100,511)
                                                          ----------       ----------       ----------


NET INCOME                                                $  373,181       $  246,536       $  325,547
                                                          ==========       ==========       ==========


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                             CABLE TV JOINT FUND 11
                            (A General Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL


                                                                     Year Ended December 31,
                                                        -----------------------------------------------
                                                           1994             1993              1992
                                                        ------------    -------------    --------------
CABLE TV FUND 11-A (18%):
  Balance, beginning of period                           $ 1,163,806      $ 1,118,887      $ 1,059,572
  Net income for period                                       67,994           44,919           59,315
                                                         -----------      -----------      -----------

  Balance, end of period                                 $ 1,231,800      $ 1,163,806      $ 1,118,887
                                                         -----------      -----------      -----------

CABLE TV FUND 11-B (8%):
  Balance, beginning of period                           $   521,450      $   502,270      $   476,942
  Net income for period                                       29,033           19,180           25,328
                                                         -----------      -----------      -----------

  Balance, end of period                                 $   550,483      $   521,450      $   502,270
                                                         -----------      -----------      -----------

CABLE TV FUND 11-C (27%):
  Balance, beginning of period                           $ 2,215,168      $ 2,148,332      $ 2,060,076
  Net income for period                                      101,169           66,836           88,256
                                                         -----------      -----------      -----------

  Balance, end of period                                 $ 2,316,337      $ 2,215,168      $ 2,148,332
                                                         -----------      -----------      -----------

CABLE TV FUND 11-D (47%):
  Balance, beginning of period                           $ 2,324,240      $ 2,208,639      $ 2,055,991
  Net income for period                                      174,985          115,601          152,648
                                                         -----------      -----------      -----------

  Balance, end of period                                 $ 2,499,225      $ 2,324,240      $ 2,208,639
                                                         -----------      -----------      -----------


TOTAL:
  Balance, beginning of period                           $ 6,224,664      $ 5,978,128      $ 5,652,581
  Net income for period                                      373,181          246,536          325,547
                                                         -----------      -----------      -----------

  Balance, end of period                                 $ 6,597,845      $ 6,224,664      $ 5,978,128
                                                         ===========      ===========      ===========


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                             CABLE TV JOINT FUND 11
                            (A General Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                    Year Ended December 31,
                                                         --------------------------------------------
                                                            1994             1993             1992
                                                         -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                               $   373,181      $   246,536       $   325,547
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                            522,593          517,441           499,110
    Decrease  (increase) in trade receivables                (41,640)         (14,686)           29,253
    Decrease (increase) in deposits, prepaid
      expenses and deferred charges                           (1,372)          (1,625)           19,057
    Increase (decrease) in trade accounts
      payable, accrued liabilities and
      subscriber prepayments                                  69,592         (331,331)          435,791
    Increase (decrease) in amount due Jones
         Intercable, Inc.                                     39,939          (19,920)         (175,065)
                                                         -----------      -----------       -----------

         Net cash provided by operating activities           962,293          396,415         1,133,693
                                                         -----------      -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                          (379,930)        (248,223)         (210,745)
Franchise renewal deposit                                      -           (1,850,000)           -
Proceeds from sale of assets                                   -                -               122,500
                                                         -----------      -----------       -----------

         Net cash used in investing activities              (379,930)      (2,098,223)          (88,245)
                                                         -----------      -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings                                      18,264            -                14,454
Repayment of debt                                            (12,008)          (9,059)          (14,004)
                                                         -----------      -----------       -----------

         Net cash provided by (used in)
           financing activities                                6,256           (9,059)              450
                                                         -----------      -----------       -----------

Increase (decrease) in cash                                  588,619       (1,710,867)        1,045,898

Cash, beginning of period                                  1,840,984        3,551,851         2,505,953
                                                         -----------      -----------       -----------

Cash, end of period                                      $ 2,429,603      $ 1,840,984       $ 3,551,851
                                                         ===========      ===========       ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                          $    15,716      $    22,912       $    14,803
                                                         ===========      ===========       ===========


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                             CABLE TV JOINT FUND 11
                            (A General Partnership)

                         NOTES TO FINANCIAL STATEMENTS


(1)      ORGANIZATION AND PARTNERS' INTERESTS

         Formation and Business

         Cable TV Joint Fund 11 ("Joint Fund 11"), a Colorado general partnership, was formed on February 1, 1984, through a joint venture agreement made by and among Fund 11-A, Fund 11-B, Fund 11-C, and Fund 11-D, all Colorado limited partnerships (the "Joint Venturers"). Joint Fund 11 was formed to acquire, construct, develop and operate cable television systems. Jones Intercable, Inc. ("Intercable"), general partner of each of the Joint Venturers, manages Joint Fund 11. Intercable and its subsidiaries also own and operate other cable television systems. In addition, Intercable manages cable television systems for limited partnerships for which it is general partner and for affiliated entities.

         On June 29, 1990, Joint Fund 11 completed the sale of all of its Wisconsin cable television systems, except for the system serving the City of Manitowoc (the "Manitowoc System"). The Manitowoc System was not sold because the City of Manitowoc (the "City") did not consent to the transfer of the franchise. The City of Manitowoc franchise contains a provision that the City claimed allowed the City to acquire the Manitowoc System upon expiration of the franchise. On April 9, 1991, Joint Fund 11 took legal action, seeking a declaration as to whether the buy-out right was enforceable under Federal law. In October 1993, the City and Joint Fund 11 settled the legal action. In the settlement, the City conceded that its buy-out right was not applicable in the event the franchise is renewed, and represented to Joint Fund 11 that it knew of no reason for non-renewal of the franchise. The City also agreed that the term of the renewal franchise would be 12 years and that the applicable franchise fee would be 5 percent. Joint Fund 11 paid the City $1,850,000, which will be returned, with interest, in the event that the City does not renew the franchise. If the franchise is renewed, the $1,850,000 will be amortized over the life of the franchise. The franchise renewal process has begun and the General Partner expects that it will be completed in 1995.

         Contributed Capital, Sharing Ratios and Distribution

         The capitalization of Joint Fund 11 is set forth in the accompanying statements of partners' capital. Profits and losses of Joint Fund 11 are allocated to the partners in proportion to their respective partnership interests.

         All partnership distributions, including those made from cash flow (defined as cash receipts derived from routine operations, less debt principal and interest payments and cash expenses), from the sale or refinancing of partnership property and on dissolution of Joint Fund 11, are made to the partners also in proportion to their approximate respective interests in Joint Fund 11 as follows:

                 Cable TV Fund 11-A, Ltd.       18%
                 Cable TV Fund 11-B, Ltd.        8%
                 Cable TV Fund 11-C, Ltd.       27%
                 Cable TV Fund 11-D, Ltd.       47%
                                               ----
                                               100%
                                               ====

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Accounting Records

         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. Joint Fund 11's tax returns are also prepared on the accrual basis.

         Property, Plant and Equipment

         Depreciation is determined using the straight-line method over the following estimated service lives:


         Cable distribution systems                     5 - 15 years
         Equipment and tools                             3 - 5 years
         Buildings                                          20 years
         Office furniture and equipment                      5 years
         Vehicles                                            3 years

         Replacements, renewals and improvements are capitalized and maintenance and repairs are charged to expense as incurred.

         Intangible Assets

         Costs assigned to franchises and subscriber lists are amortized using the straight-line method over the following remaining estimated useful lives:

         Franchise costs                                      1 year
         Subscriber lists                                     1 year

         Revenue Recognition

         Subscriber prepayments are initially deferred and recognized as revenue when earned.

(3)      TRANSACTIONS WITH JONES INTERCABLE, INC.  AND AFFILIATES

         Management Fees and Reimbursements

         Intercable manages Joint Fund 11 and receives a fee for its services equal to 5 percent of the gross revenues, excluding revenues from the sale of the cable television systems or franchises. Management fees paid to Intercable during 1994, 1993 and 1992 were $164,805, $164,634 and $162,201, respectively.

         Intercable is reimbursed for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid to corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to Joint Fund
11. Allocations of personnel costs are primarily based upon actual time spent by employees of Intercable with respect to each partnership managed. Remaining overhead costs are allocated based on total revenues and/or the cost of the partnership assets managed. Effective December 1, 1993, the allocation method was changed to be based only on revenue, which Intercable believes provides a more accurate method of allocation. Systems owned by Intercable and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. Intercable believes that the methodology used in allocating overhead and administrative expenses is reasonable. The amount of allocated overhead and administrative expenses charged to Joint Fund 11 during 1994, 1993 and 1992 was $272,753, $246,943 and $241,761, respectively.

         Joint Fund 11 was charged interest during 1994 at an average interest rate of 10 percent on the amounts due Intercable, which approximated Intercable's weighted average cost of borrowings. Total interest charged during 1994, 1993 and 1992 was $13,306, $21,071 and $12,369, respectively.

         Payments to/from Affiliates for Programming Services

         Joint Fund 11 receives programming from Product Information Network, Superaudio, The Mind Extension University and Jones Computer Network, affiliates of Intercable. Payments to Superaudio totalled $6,105, $6,040 and $6,007 in 1994, 1993 and 1992, respectively. Payments to The Mind Extension University totalled $5,532, $3,515 and $3,442 in 1994, 1993 and 1992, respectively.  Payments to Jones Computer Network, which initiated service in
1994, totalled $3,316 during 1994.     Joint Fund 11 receives a commission from
Product Information Network based on a percentage of advertising revenue and number of subscribers. Product Information Network, which initiated service in 1994, paid commissions to Joint Fund 11 totalling $510 in 1994.

(4)      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment as of December 31, 1994 and 1993, consisted of the following:

                                                                         1994              1993
                                                                      -----------      -----------
                 Cable distribution systems                           $ 6,957,103      $ 6,653,184
                 Equipment and tools                                      249,348          202,684
                 Office furniture and equipment                           146,463          138,014
                 Buildings                                                113,431          113,431
                 Vehicles                                                 180,344          159,446
                                                                      -----------      -----------
                                                                        7,646,689        7,266,759
                 Less - accumulated depreciation                       (5,051,015)      (4,671,198)
                                                                      -----------      -----------

                                                                      $ 2,595,674      $ 2,595,561
                                                                      ===========      ===========

(5)      DEBT

         Debt consists of capital lease obligations with maturities of 1 to 4 years. Installments due on debt principal for the five years in the period ending December 31, 1999, respectively, are: $7,916, $7,916, $7,916, $2,637, and $-0-.

(6)      INCOME TAXES

         Income taxes have not been recorded in the accompanying financial statements because they accrue to the partners of Funds 11-A, 11-B, 11-C and 11-D, which are general partners in Joint Fund 11.

         Joint Fund 11's tax returns, the qualification of the partnership as such for tax purposes, and the amount of distributable partnership income or loss are subject to examination by Federal and state taxing authorities. If such examinations result in changes with respect to the Joint Fund 11's qualification as such, or in changes with respect to the Joint Fund 11's recorded income or loss, the tax liability of the general and limited partners would likely be changed accordingly.

         Taxable income reported to the partners is different from that reported in the statements of operations due to the difference in depreciation allowed under generally accepted accounting principles and the expense allowed for tax purposes under the Modified Accelerated Cost Recovery System (MACRS). There are no other significant differences between taxable income and the net income reported in the statements of operations.

 (7)     SUPPLEMENTARY PROFIT AND LOSS INFORMATION


         Supplementary profit and loss information is presented below:

                                                                      Year Ended December 31,
                                                            -------------------------------------------
                                                               1994            1993            1992
                                                            ----------      ----------      -----------
         Maintenance and repairs                            $  41,329         $ 34,813       $  41,221
                                                            =========         ========       =========

         Taxes, other than income and
           payroll taxes                                    $  52,294         $ 57,152       $  64,563
                                                            =========         ========       =========

         Advertising                                        $  81,763         $ 56,930       $  34,400
                                                            =========         ========       =========

         Depreciation of property,
           plant and equipment                              $ 379,817         $374,665       $ 356,334
                                                            =========         ========       =========

         Amortization of intangible assets                  $ 142,776         $142,776       $ 142,776
                                                            =========         ========       =========

           ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

    None.


                                   PART III.

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The Partnership itself has no officers or directors. Certain information concerning the directors and executive officers of the General Partner is set forth below.

               Name                      Age                 Positions with the General Partner
               ----                      ---                 ----------------------------------
    Glenn R. Jones                        65       Chairman of the Board and Chief Executive Officer
    Derek H. Burney                       55       Vice Chairman of the Board
    James B. O'Brien                      45       President, Chief Operating Officer and Director
    Ruth E. Warren                        45       Group Vice President/Operations
    Kevin P. Coyle                        43       Group Vice President/Finance
    Christopher J. Bowick                 40       Group Vice President/Technology
    Timothy J. Burke                      44       Group Vice President/Taxation/Administration
    Raymond L. Vigil                      48       Group Vice President/Human Resources and Director
    Cynthia A. Winning                    43       Group Vice President/Marketing
    Elizabeth M. Steele                   43       Vice President/General Counsel/Secretary
    Larry W. Kaschinske                   35       Controller
    James J. Krejci                       53       Director
    Christine Jones Marocco               39       Director
    Daniel E. Somers                      47       Director
    Robert S. Zinn                        58       Director
    David K. Zonker                       41       Director

    Mr. Glenn R. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of the General Partner since its formation in 1970, and he was President from June 1984 until April 1988. Mr. Jones was elected a member of the Executive Committee of the Board of Directors in April 1985. Mr. Jones is the sole shareholder, President and Chairman of the Board of Directors of Jones International, Ltd. He is also Chairman of the Board of Directors of the subsidiaries of the General Partner and of certain other affiliates of the General Partner. Mr. Jones has been involved in the cable television business in various capacities since 1961, is a past and present member of the Board of Directors of the National Cable Television Association, and is a former member of its Executive Committee. Mr. Jones is a past director and member of the Executive Committee of C-Span. Mr. Jones has been the recipient of several awards including the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society; the Chairman's Award from the Investment Partnership Association, which is an association of sponsors of public syndications; the cable television industry's Public Affairs Association President's Award in 1990, the Donald G. McGannon award for the advancement of minorities and women in cable; the STAR Award from American Women in Radio and Television, Inc. for exhibition of a commitment to the issues and concerns of women in television and radio; and the Women in Cable Accolade in 1990 in recognition of support of this organization. Mr. Jones is also a founding member of the James Madison Council of the Library of Congress and is on the Board of Governors of the American Society of Training and Development.

    Mr. Derek H. Burney was appointed a Director of the General Partner in December 1994 and Vice Chairman of the Board of Directors in January 1995. He is also a member of the Executive Committee of the Board of Directors. Mr. Burney joined BCE Inc., Canada's largest telecommunications company, in January 1993 as Executive Vice President, International. He has been the Chairman of Bell Canada International Inc., a subsidiary of BCE, since January 1993 and, in addition, has been Chief Executive Officer of BCI since July 1993. Prior to joining BCE, Mr. Burney served as Canada's ambassador to the United States from 1989 to 1992. Mr. Burney also served as chief of staff to the Prime Minister of Canada from March 1987 to January 1989 where he was directly involved with the negotiation of the U.S. - Canada Free Trade Agreement. In July 1993, he was named an Officer of the Order of Canada. Mr. Burney is chairman of Bell Cablemedia plc. He is a director of Mercury Communications Limited, Videotron Holdings plc, Tele-Direct (Publications) Inc., Teleglobe Inc., Bimcor Inc., Maritime Telegraph and Telephone Company, Limited, Moore Corporation Limited and Northbridge Programming Inc.

    Mr. James B. O'Brien, the General Partner's President, joined the General Partner in January 1982. Prior to being elected President and a Director of the General Partner in December 1989, Mr. O'Brien served as a Division Manager, Director of Operations Planning/Assistant to the CEO, Fund Vice President and Group Vice President/Operations. Mr. O'Brien was appointed to the General Partner's Executive Committee in August 1993. As President, he is responsible for the day-to-day operations of the cable television systems managed and owned by the General Partner. Mr. O'Brien is also President and a Director of Jones Cable Group, Ltd., Jones Global Funds, Inc. and Jones Global Management, Inc., all affiliates of the General Partner. Mr. O'Brien is a board member of Cable Labs, Inc., the research arm of the U.S. cable television industry. He also serves as a director of the Cable Television Administration and Marketing Association and as a director of the Walter Kaitz Foundation, a foundation that places people of any ethnic minority group in positions with cable television systems, networks and vendor companies.

    Ms. Ruth E. Warren joined the General Partner in August 1980 and has served in various operational capacities, including system manager and Fund Vice President, since then. Ms. Warren was elected Group Vice President/Operations of the General Partner in September 1990.

    Mr. Kevin P. Coyle joined The Jones Group, Ltd. in July 1981 as Vice President/Financial Services. In September 1985, he was appointed Senior Vice President/Financial Services. He was elected Treasurer of the General Partner in August 1987, Vice President/Treasurer in April 1988 and Group Vice President/Finance and Chief Financial Officer in October 1990.

    Mr. Christopher J. Bowick joined the General Partner in September 1991 as Group Vice President/Technology and Chief Technical Officer. Previous to joining the General Partner, Mr. Bowick worked for Scientific Atlanta's Transmission Systems Business Division in various technical management capacities since 1981, and as Vice President of Engineering since 1989.

    Mr. Timothy J. Burke joined the General Partner in August 1982 as corporate tax manager, was elected Vice President/Taxation in November 1986 and Group Vice President/Taxation/Administration in October 1990.

    Mr. Raymond L. Vigil joined the General Partner in June 1993 as Group Vice President/Human Resources. Previous to joining the General Partner, Mr. Vigil served as Executive Director of Learning with USWest. Prior to USWest, Mr. Vigil worked in various human resources posts over a 14-year term with the IBM Corporation.

    Ms. Cynthia A. Winning joined the General Partner as Group Vice President/Marketing in December 1994. Previous to joining the General Partner, Ms. Winning served since 1994 as the President of PRS, Inc., Denver, Colorado, a sports and event marketing company. From 1979 to 1981 and from 1986 to 1994, Ms. Winning served as the Vice President and Director of Marketing for Citicorp Retail Services, Inc., a provider of private-label credit cards for ten national retail department store chains. From 1981 to 1986, Ms. Winning was the Director of Marketing Services for Daniels & Associates cable television operations, as well as the Western Division Marketing Director for Capital Cities Cable. Ms. Winning also serves as a board Member of Cities in Schools, a dropout intervention/prevention program.

    Ms. Elizabeth M. Steele joined the General Partner in August 1987 as Vice President/General Counsel and Secretary. From August 1980 until joining the General Partner, Ms. Steele was an associate and then a partner at the Denver law firm of Davis, Graham & Stubbs, which serves as counsel to the General Partner.

    Mr. Larry Kaschinske joined the General Partner in 1984 as a staff accountant in the General Partner's former Wisconsin Division; was promoted to Assistant Controller in 1990 and named Controller in August 1994.

    Mr. James J. Krejci was President of the International Division of International Gaming Technology International headquartered in Reno, Nevada, until March 1995. Prior to joining IGT in May 1994, Mr. Krejci was Group Vice President of Jones International, Ltd. and a Group Vice President of the General Partner. Prior to May 1994, he also served as Group Vice President of Jones Futurex, Inc., an affiliate of the General Partner engaged in manufacturing and marketing data encryption devices, Jones Interactive, Inc., a subsidiary of Jones International, Ltd. providing computer data and billing processing facilities and Jones Lightwave, Ltd., a company owned by Jones International, Ltd. and Mr. Jones, which is engaged in the provision of telecommunications services. Mr. Krejci has been a Director of the General Partner since August 1987.

    Ms. Christine Jones Marocco was appointed a Director of the General Partner in December 1994. She is the daughter of Glenn R. Jones. Ms. Marocco is also a director of Jones International, Ltd.

    Mr. Daniel E. Somers was appointed a Director of the General Partner in December 1994 and also serves on the General Partner's Audit Committee. From January 1992 to January 1995, Mr. Somers worked as Senior Vice President and Chief Financial Officer of Bell Canada International Inc. and was appointed Executive Vice President and Chief Financial Officer on February 1, 1995. He is also a Director of certain of its affiliates. Prior to joining Bell Canada International Inc. and since January 1989, Mr. Somers was the President and Chief Executive Officer of Radio Atlantic Holdings Limited. Mr. Somers is a member of the North American Society of Corporate Planning, the Financial Executives Institution and the Financial Analysts Federation.

    Mr. Robert S. Zinn was appointed a director of the General Partner in December 1994. Mr. Zinn joined the General Partner in January 1991 and is a member of its Legal Department. He is also Vice President/Legal Affairs of Jones International, Ltd. Prior to joining the General Partner, Mr. Zinn was in private law practice in Denver, Colorado for over 25 years.

    Mr. David K. Zonker was appointed a director of the General Partner in December 1994. Mr. Zonker has been the President of Jones International Securities, Ltd., a subsidiary of Jones International, Ltd. since January 1984 and he has been its Chief Executive Officer since January 1988. From October 1980 until joining Jones International Securities, Ltd. in January 1984, Mr. Zonker was employed by the General Partner. Mr. Zonker is a member of the Board of Directors of various affiliates of the General Partner, including Jones International Securities, Ltd. Mr. Zonker is licensed by the National Association of Securities Dealers, Inc. and he is a past chairman of the Investment Program Association, a trade organization based in Washington, D.C. that promotes direct investments. He is a member of the Board of Trustees of Graceland College, Lamoni, Iowa; the International Association of Financial Planners and the American and Colorado Institutes of Certified Public Accountants.


                        ITEM 11.  EXECUTIVE COMPENSATION

    The Partnership has no employees; however, various personnel are required to operate the Manitowoc System. Such personnel are employed by the General Partner and, pursuant to the terms of the limited partnership agreement of the Partnership, the cost of such employment is charged by the General Partner to the Partnership as a direct reimbursement item. See Item 13.

     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS

    No person or entity owns more than 5 percent of the limited partnership interests of the Partnership.


            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The General Partner and its affiliates engage in certain transactions with the Partnership and the Venture. The General Partner believes that the terms of such transactions are generally as favorable as could be obtained by the Partnership or the Venture from unaffiliated parties. This determination has been made by the General Partner in good faith, but none of the terms were or will be negotiated at arm's-length and there can be no assurance that the terms of such transactions have been or will be as favorable as those that could have been obtained by the Partnership or the Venture from unaffiliated parties.

    The General Partner charges a management fee, and the General Partner is reimbursed for certain allocated overhead and administrative expenses. These expenses consist primarily of salaries and benefits paid to corporate personnel, rent, data processing services and other facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner. Remaining overhead costs are allocated based on revenues and/or the costs of assets managed. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner, are also allocated a proportionate share of these expenses.

    The General Partner also advances funds and charges interest on the balance payable. The interest rate charged approximates the General Partner's weighted average cost of borrowing.

    The Manitowoc System receives stereo audio programming from Superaudio, a joint venture owned 50% by an affiliate of the General Partner and 50% by an unaffiliated party, educational video programming from Mind Extension University, Inc., an affiliate of the General Partner, and computer video programming from Jones Computer Network, Ltd., an affiliate of the General Partner, for fees based upon the number of subscribers receiving the programming.

    Product Information Network ("PIN"), an affiliate of the General Partner, provides advertising time for third parties on the Manitowoc System. In consideration, the revenues generated from the third parties are shared two-thirds and one-third between PIN and the Venture. During the year ended December 31, 1994, the Venture received revenues from PIN of $510.

    The charges to the Partnership and the Venture for related party transactions are as follows for the periods indicated:

                                                 At December 31,
                                              ----------------------
 Cable TV Fund 11-A                           1994     1993     1992
 ------------------                           ----     ----     ----
Amount of notes and advances outstanding     $10,781  $10,781  $10,781
 Highest amount of advances outstanding       10,781   10,781   10,781

                                                                  At December 31,
                                                           -----------------------------
 Cable TV Joint Fund 11                                    1994        1993         1992
 ----------------------                                    ----        ----         ----
 Management fees                                         $164,805    $164,634     $162,201
 Allocation of expenses                                   272,753     246,943      241,761
 Interest on advances paid to the General Partner          13,306      21,071       12,369
 Amount of notes and advances outstanding                  72,764      32,825       52,745
 Highest amount of notes and advances outstanding          72,764      52,745      491,389
 Programming fees:
      Superaudio                                            6,105       6,040        6,007
      Mind Extension University                             5,532       3,515        3,442
      Jones Computer Network                                3,316         -0-          -0-

                                    PART IV.

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a)   1.              See index to financial  statements for the  list of
                       financial statements and exhibits thereto filed as part of this report.

 3.                    The following exhibits are filed herewith.

       4.1 Limited Partnership Agreements of Cable TV Funds 11-A, 11-B, 11-C and 11-D. (1)

       10.1.1 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Manitowoc, Wisconsin. (Joint Fund 11) (1)


       27              Financial Data Schedule

- ------

       (1) Incorporated by reference from Registrant's Report on Form 10-K for the fiscal year ended December 31, 1985.

 (b)                   Reports on Form 8-K.

                       None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CABLE TV FUND 11-A, LTD.
                                       a Colorado limited partnership
                                       By:      Jones Intercable, Inc.


                                       By:      /s/ Glenn R. Jones
                                                ------------------
                                                Glenn R. Jones
                                                Chairman of the Board and Chief
Dated:       March 21, 1995                     Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                          By:   /s/ Glenn R. Jones
                                                ------------------
                                                Glenn R. Jones
                                                Chairman of the Board and Chief
                                                Executive Officer
Dated:    March 21, 1995                        (Principal Executive Officer)


                                          By:   /s/ Kevin P. Coyle
                                                ------------------
                                                Kevin P. Coyle
                                                Group Vice President/Finance
Dated:    March 21, 1995                        (Principal Financial Officer)


                                          By:   /s/ Larry Kaschinske
                                                --------------------
                                                Larry Kaschinske
                                                Controller
Dated:    March 21, 1995                        (Principal Accounting Officer)


                                          By:   /s/ James B. O'Brien
                                                --------------------
                                                James B. O'Brien
Dated:    March 21, 1995                        President and Director


                                          By:   /s/ Raymond L. Vigil
                                                --------------------
                                                Raymond L. Vigil
Dated:    March 21, 1995                        Group Vice President and Director


                                          By:   /s/ Robert S. Zinn
                                                ------------------
                                                Robert S. Zinn
Dated:    March 21, 1995                        Director

                                          By:   /s/ David K. Zonker
                                                ----------------------
                                                David K. Zonker
Dated:  March 21, 1995                          Director


                                          By:
                                                ----------------------
                                                Derek H. Burney
Dated:                                          Director


                                          By:
                                                ----------------------
                                                James J. Krejci
Dated:                                          Director


                                          By:
                                                -----------------------
                                                Christine Jones Marocco
Dated:                                          Director


                                          By:
                                                -------------------
                                                Daniel E. Somers
Dated:                                          Director

                              INDEX TO EXHIBITS

      EXHIBIT          DESCRIPTION
      -------          -----------

       4.1 Limited Partnership Agreements of Cable TV Funds 11-A, 11-B, 11-C and 11-D. (1)

       10.1.1 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Manitowoc, Wisconsin. (Joint Fund 11) (1)


       27              Financial Data Schedule

- ------

       (1) Incorporated by reference from Registrant's Report on Form 10-K for the fiscal year ended December 31, 1985.