Form 10-Q
period 1996-03-31
CABLE TV FUND 11-A LTD
filed 1996-05-15
CIK 725683

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 1996
                               --------------


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________________ to ____________________

                        Commission File Number:  0-11910



                           Cable TV Fund 11-A, LTD.
- ------------------------------------------------------------------------------
                Exact name of registrant as specified in charter

Colorado                                                             84-0892990
- -------------------------------------------------------------------------------
State of organization                                     I.R.S. employer I.D.#

   9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado  80155-3309
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

Yes    X                                                          No
    -------                                                           -------

                            CABLE TV FUND 11-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------

                                                                            March 31,    December 31,
                  ASSETS                                                      1996          1995
                  ------                                                  ------------   ------------
INVESTMENT IN CABLE TELEVISION JOINT VENTURE                              $  1,322,361   $  1,314,503
                                                                          ============   ============

 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
 -------------------------------------------
LIABILITIES:
  Payable to General Partner                                              $     10,781   $     10,781
                                                                          ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                          1,000          1,000
    Distributions                                                          (11,079,511)   (11,079,511)
    Accumulated earnings                                                    10,913,402     10,913,323
                                                                          ------------   ------------

                                                                              (165,109)      (165,188)
                                                                          ------------   ------------

  Limited Partners-
    Net contributed capital (46,725 units outstanding
      at March 31, 1996 and December 31, 1995)                              19,516,170     19,516,170
    Distributions                                                          (56,599,297)   (56,599,297)
    Accumulated earnings                                                    38,559,816     38,552,037
                                                                          ------------   ------------

                                                                             1,476,689      1,468,910
                                                                          ------------   ------------

                     Total liabilities and partners' capital (deficit)    $  1,322,361   $  1,314,503
                                                                          ============   ============

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                            CABLE TV FUND 11-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                      For the Three Months Ended
                                                March 31,
                                      --------------------------

                                              1996       1995
                                           -------    -------

EQUITY IN NET INCOME OF CABLE
  TELEVISION JOINT VENTURE                 $ 7,858    $ 8,467
                                           -------    -------

NET INCOME                                 $ 7,858    $ 8,467
                                           =======    =======

ALLOCATION OF NET INCOME:
  General Partner                          $    79    $    85
                                           =======    =======

  Limited Partners                         $ 7,779    $ 8,382
                                           =======    =======

NET INCOME PER LIMITED PARTNERSHIP UNIT       $.17    $   .18
                                           =======    =======

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING             46,725     46,725
                                           =======    =======

            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                            CABLE TV FUND 11-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------


                                                                  For the Three Months Ended
                                                                            March 31,
                                                                  --------------------------
                                                                        1996            1995
                                                                  -----------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                      $     7,858   $      8,467
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Equity in net income of cable
        television joint venture                                       (7,858)         (8,467)
                                                                  -----------   -------------


                     Net cash provided by operating activities              -               -
                                                                  -----------   -------------

Cash, beginning of period                                                   -               -
                                                                  -----------   -------------

Cash, end of period                                               $         -   $           -
                                                                  ===========   =============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                   $         -   $           -
                                                                  ===========   =============

            The accompanying notes to unaudited financial statements
               are an integral part of these unaudited statements

                            CABLE TV FUND 11-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 11-A, Ltd. (the "Partnership") at March 31, 1996 and December 31, 1995 and its Statements of Operations and Cash Flows for the three month periods ended March 31, 1996 and 1995. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The Partnership is a Colorado limited partnership that was formed pursuant to the public offering of limited partnership interests in the Cable TV Fund 11 Limited Partnership Program (the "Program"), which was sponsored by Jones Intercable, Inc. (the "General Partner"), to acquire, own and operate cable television systems in the United States. Cable TV Fund 11-B, Ltd. ("Fund 11-B"), Cable TV Fund 11-C, Ltd. ("Fund 11-C") and Cable TV Fund 11-D, Ltd. ("Fund 11-D") are the other partnerships that were formed pursuant to the Program. The Partnership, Fund 11-B, Fund 11-C and Fund 11-D formed a general partnership known as Cable TV Joint Fund 11 (the "Venture") in which the Partnership owns an 18 percent interest. The Partnership does not directly own any cable television systems. The Partnership's only asset is its 18 percent ownership interest in the Venture, and the Venture's only asset is the cable television system serving subscribers in Manitowoc, Wisconsin (the "Manitowoc System").

(2) The General Partner manages the Partnership and the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid by the Venture and attributable to the Partnership for the three month periods ended March 31, 1996 and 1995 (reflecting the Partnership's 18 percent interest in the Venture) were $8,408 and $7,777, respectively.

     The Venture reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Allocations of personnel costs are primarily based upon actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Venture's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements to the General Partner paid by the Venture and attributable to the Partnership for allocated overhead and administrative expenses for the three month periods ending March 31, 1996 and 1995 (reflecting the Partnership's 18 percent interest in the Venture) were $11,434 and $13,417, respectively.

(3) On September 5, 1995, the Venture entered into an asset purchase agreement pursuant to which it agreed to sell the Manitowoc System to the General Partner for a sales price of $15,735,667, subject to normal working capital closing adjustments. The closing of the sale of the Manitowoc System is subject to a number of conditions, including the approval of the holders of a majority of the limited partnership interests in each of the four partnerships that comprise the Venture in votes to be conducted in 1996 and the successful transfer of the Manitowoc System's franchise. It was previously announced that Jones Cable Holdings, Inc. ("JCH"), a subsidiary of the General Partner, intended to acquire the Manitowoc System from the Venture and then transfer the Manitowoc System to Time Warner Entertainment Company, L.P. ("Time Warner") as part of a larger exchange of cable television systems between JCH and Time Warner. On April 3, 1996, JCH and Time Warner agreed to exclude the Manitowoc System from the exchange. JCH is still obligated to purchase the Manitowoc System from the Venture, subject to a number of closing conditions that have not yet been satisfied, including the approval of the transaction by the holders of a majority of the limited partnership interests of each of the four constituent partnerships of the Venture and the approval of the City of Manitowoc to the transfer of the Manitowoc System's franchise. The General Partner intends to conduct the votes of the limited partners of the four constituent partnerships of the Venture only after the City of Manitowoc consents to the transfer of the franchise. Although the General Partner is engaged in ongoing negotiations with the City of Manitowoc with respect to the renewal and transfer of the Manitowoc franchise, there can be no assurance that the City of Manitowoc will consent to the transfer of the franchise to JCH. If all conditions precedent to JCH's obligation to close are not eventually satisfied or waived, JCH's obligation to purchase the Manitowoc System will terminate on September 30, 1996.


(4)  Financial information regarding the Venture is presented below.

                            UNAUDITED BALANCE SHEETS
                            ------------------------

                                                       March 31,      December 31,
                                                          1996            1995
                                                     --------------  --------------
               ASSETS
               ------

Cash and trade receivables                           $   3,041,555   $   3,117,775

Investment in cable television properties                2,488,623       2,516,657

Other assets                                             1,895,485       1,869,614
                                                     -------------   -------------

          Total assets                               $   7,425,663   $   7,504,046
                                                     =============   =============

      LIABILITIES AND PARTNERS' CAPITAL
      ---------------------------------

Debt                                                 $       7,691   $       9,917

Payables and accrued liabilities                           323,084         442,372

Partners' contributed capital                           45,000,000      45,000,000

Distributions                                         (118,914,493)   (118,914,493)

Accumulated earnings                                    81,009,381      80,966,250
                                                     -------------   -------------

          Total liabilities and partners' capital    $   7,425,663   $   7,504,046
                                                     =============   =============


                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                            For the Three Months Ended
                                                     March 31,
                                            --------------------------
                                                 1996         1995
                                               ---------    --------

Revenues                                       $ 922,895    $853,728

Operating expenses                               539,417     583,736

Management fees and allocated overhead from
  Jones Intercable, Inc.                         108,902     116,322

Depreciation and amortization                    108,035     139,565
                                               ---------    --------

Operating income                                 166,541      14,105
                                               ---------    --------

Interest expense                                  (4,849)     (6,284)

Interest income                                   55,674      38,046

Other, net                                      (174,235)        607
                                               ---------    --------

                     Net income                $  43,131    $ 46,474
                                               =========    ========

     Management fees paid to Intercable by the Venture totaled $46,145 for the three month period ended March 31, 1996 and $42,686 for the comparable 1995 period. Reimbursements for overhead and administrative expenses paid to Intercable by the Venture totaled $62,757 for the three month period ended March 31, 1996 and $73,636 for the comparable 1995 period.

                            CABLE TV FUND 11-A, LTD.
                            ------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------

FINANCIAL CONDITION
- -------------------

     Cable TV Fund 11-A, Ltd. (the "Partnership") owns an 18 percent interest in Cable TV Joint Fund 11 (the "Venture"). The Venture owns and operates the cable television system serving the areas in and around the City of Manitowoc, Wisconsin (the "Manitowoc System"). The Partnership's investment in this Venture, accounted for under the equity method, has increased by $7,858 to $1,322,361 at March 31, 1996 from $1,314,503 at December 31, 1995. This increase represents the Partnership's proportionate share of net income generated by the Venture during the first quarter of 1996.

     On September 5, 1995, the Venture entered into an asset purchase agreement pursuant to which it agreed to sell the Manitowoc System to the General Partner for a sales price of $15,735,667, subject to normal working capital closing adjustments. The closing of the sale of the Manitowoc System is subject to a number of conditions, including the approval of the holders of a majority of the limited partnership interests in each of the four partnerships that comprise the Venture in votes to be conducted in 1996 and the successful transfer of the Manitowoc System's franchise. It was previously announced that Jones Cable Holdings, Inc. ("JCH"), a subsidiary of the General Partner, intended to acquire the Manitowoc System from the Venture and then transfer the Manitowoc System to Time Warner Entertainment Company, L.P. ("Time Warner") as part of a larger exchange of cable television systems between JCH and Time Warner. On April 3, 1996, JCH and Time Warner agreed to exclude the Manitowoc System from the exchange. JCH is still obligated to purchase the Manitowoc System from the Venture, subject to a number of closing conditions that have not yet been satisfied, including the approval of the transaction by the holders of a majority of the limited partnership interests of each of the four constituent partnerships of the Venture and the approval of the City of Manitowoc to the transfer of the Manitowoc System's franchise. The General Partner intends to conduct the votes of the limited partners of the four constituent partnerships of the Venture only after the City of Manitowoc consents to the transfer of the franchise. Although the General Partner is engaged in ongoing negotiations with the City of Manitowoc with respect to the renewal and transfer of the Manitowoc franchise, there can be no assurance that the City of Manitowoc will consent to the transfer of the franchise to JCH. If all conditions precedent to JCH's obligation to close are not eventually satisfied or waived, JCH's obligation to purchase the Manitowoc System will terminate on September 30, 1996.

     During the first three months of 1996, the Venture expended approximately $80,000 for capital additions in the Manitowoc System. These capital additions were for various enhancements to maintain the value of the system until it is sold and were funded from cash generated from operations.

     The Venture had no bank debt outstanding at March 31, 1996.

     The Venture has sufficient liquidity and capital resources, including cash on hand and its ability to generate cash from operations, to meet its anticipated needs.

REGULATION AND LEGISLATION
- --------------------------

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

     Among other provisions, the 1996 Act modified the 1992 Cable Act by deregulating the cable programming service tier of large cable operators effective March 31, 1999 and the cable programming service tier of "small" cable operators in systems providing service to 50,000 or fewer subscribers effective immediately. The 1996 Act also revised the procedures for filing cable programming service tier rate complaints and adds a new effective competition test.

     It is premature to predict the specific effects of the 1996 Act on the cable industry in general or the Venture in particular. The FCC will be undertaking numerous rulemaking proceedings to interpret and implement the 1996 Act. It is not possible at this time to predict the outcome of those proceedings or their effect on the Venture.


RESULTS OF OPERATIONS
- ---------------------

     All of the Partnership's operations are generated through its 18 percent interest in the Venture. Revenues of the Venture totaled $922,895 for the three month period ended March 31, 1996 compared to $853,728 in 1995, an increase of $69,167, or approximately 8 percent. An increase in the basic service subscriber base accounted for approximately 42 percent of the increase in revenues in 1996. The number of basic service subscribers increased by 359, or approximately 3 percent, to 11,366 at March 31, 1996 from 11,007 at March 31, 1995. The number of premium service subscribers increased by 608, or approximately 9 percent, to 7,593 at March 31, 1996 from 6,985 at March 31, 1995. Basic service rate increases accounted for approximately 38 percent of the increase in revenues. No other individual factor contributed significantly to the increase in revenues.

     Operating expenses consist primarily of costs associated with the administration of the Manitowoc System. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

     Operating expenses in the Manitowoc System totaled $539,417 for the three month period ended March 31, 1996 compared to $583,736 in 1995, a decrease of $44,319, or approximately 8 percent. Operating expenses represented approximately 58 percent of revenues in 1996 compared to approximately 68 percent of revenues in 1995. This decrease was due to a significant decrease in property taxes, as a result of a change in the method used to assess the assets of the Manitowoc System. No other individual factor contributed significantly to the decrease in operating expenses.

     Management fees and allocated overhead from the General Partner totaled $108,902 for the three month period ended March 31, 1996 compared to $116,322 in 1995, a decrease of $7,420, or approximately 6 percent. This decrease was due to a decrease in allocated expenses from the General Partner.

     Depreciation and amortization expense totaled $108,035 for the three month period ended March 31, 1996 compared to $139,565 in 1995, a decrease of $31,530, or approximately 23 percent, due to the maturation of the intangible asset base.

     Operating income totaled $166,541 for the three month period ended March 31, 1996 compared to $14,105 for the three month period ended March 31, 1995, an increase of $152,436. This increase was due to the increase in revenues and the decreases in operating expenses, management fees and allocated overhead from the General Partner and depreciation and amortization expense.

     The cable television industry generally measures the financial performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization totaled $274,576 for 1996 compared to $153,670 in 1995, an increase of $120,906, or approximately 79 percent. This increase was due to the increase in revenues and the decreases in operating expenses and management fees and allocated overhead from the General Partner.

     Interest income totaled $55,674 for the three month period ended March 31, 1996 compared to $38,046 in 1995, an increase of $17,628, or approximately 46 percent. This increase was due to higher cash balances and higher interest rates on interest-bearing accounts in 1996.

     Interest expense totaled $4,849 for the three month period ended March 31, 1996 compared to $6,284 in 1995, a decrease of $1,435, or approximately 23 percent. This decrease was due to lower outstanding balances on interest bearing obligations.

     Other expense totaled $174,235 for the three month period ended March 31, 1996 compared to other income of $607 in 1995, an increase of $174,842. This increase was due primarily to additional expenses incurred in 1996 from a sales and use tax audit.

     Net income of the Venture totaled $43,131 for the three month period ended March 31, 1996 compared to $46,474 in 1995, a decrease of $3,343, or approximately 7 percent. This decrease was due primarily to the increase in other expense which was offset by the increases in operating income and interest income.

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

                                         CABLE TV FUND 11-A, LTD.
                                         BY: JONES INTERCABLE, INC.
                                            General Partner



                                         By:/s/ KEVIN P. COYLE
                                            -----------------------------
                                            Kevin P. Coyle
                                            Group Vice President/Finance
                                            (Principal Financial Officer)


Dated:  May 13, 1996

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

                                         CABLE TV FUND 11-A, LTD.
                                         BY: JONES INTERCABLE, INC.
                                             General Partner



                                         By:____________________________________
                                            Kevin P. Coyle
                                            Group Vice President/Finance
                                            (Principal Financial Officer)



Dated:  May 13, 1996