Form 10-Q
period 1996-06-30
CABLE TV FUND 11-A LTD
filed 1996-08-13
CIK 725683

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1996
                               -------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the transition period from                to
                                           --------------    --------------

                       Commission File Number:  0-11910

                              CABLE TV FUND 11-A, LTD.
- --------------------------------------------------------------------------------
               Exact name of registrant as specified in charter

Colorado                                                              84-0892990
- --------------------------------------------------------------------------------
State of organization                                      I.R.S. employer I.D.#

   9697 East Mineral Avenue, P. O. Box 3309, Englewood, Colorado  80155-3309
   -------------------------------------------------------------------------
                     Address of principal executive office

                                (303) 792-3111
                         -----------------------------
                         Registrant's telephone number


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                                          No
    ------                                                          ------

                           CABLE TV FUND 11-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS
                           ------------------------


                                                    June 30,      December 31,
          ASSETS                                      1996           1995
          ------                                    ---------      ----------


INVESTMENT IN CABLE TELEVISION JOINT VENTURE      $  1,353,546    $ 1,314,503
                                                   ===========     ==========


 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
 -------------------------------------------

LIABILITIES:
 Payable to General Partner                       $     10,781    $   10,781
                                                   -----------     ---------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                  1,000          1,000
    Distributions                                  (11,079,511)   (11,079,511)
    Accumulated earnings                            10,913,713     10,913,323
                                                   -----------     ----------

                                                      (164,798)      (165,188)
                                                   -----------     ----------

  Limited Partners-
    Net contributed capital
      (46,725 units outstanding at
      June 30, 1996 and December 31, 1995)          19,516,170     19,516,170
    Distributions                                  (56,599,297)   (56,599,297)
    Accumulated earnings                            38,590,690     38,552,037
                                                   -----------     ----------

                                                     1,507,563      1,468,910
                                                   -----------     ----------

          Total liabilities and partners'
            capital (deficit)                      $ 1,353,546    $ 1,314,503
                                                    ==========     ==========

           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                           CABLE TV FUND 11-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------


                            For the Three Months Ended  For the Six Months Ended
                                     June 30,                  June 30,
                            --------------------------  ------------------------

                               1996          1995         1996         1995
                              ------        ------       ------        -----

EQUITY IN NET INCOME
  OF CABLE TELEVISION
  JOINT VENTURE             $  31,185     $  17,466     $ 39,043     $ 25,933
                              -------       -------       ------      -------

NET INCOME                  $  31,185     $  17,466     $ 39,043     $ 25,933
                              =======       =======      =======      =======

ALLOCATION OF NET INCOME:
  General Partner           $     311     $     174     $    390     $    259
                              =======       =======      =======      =======

  Limited Partners          $  30,874     $  17,292     $ 38,653     $ 25,674
                              =======       =======      =======      =======

NET INCOME PER LIMITED
  PARTNERSHIP UNIT          $     .66     $     .37     $    .83     $    .55
                              =======       =======      =======      =======

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING            46,725        46,725       46,725       46,725
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

                           CABLE TV FUND 11-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------

                                               For the Six Months Ended
                                                        June 30,
                                               --------------------------

                                                  1996           1995
                                               -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $ 39,043       $ 25,933
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Equity in net income of cable
        television joint venture                 (39,043)       (25,933)
                                               -----------    -----------

     Net cash provided by operating activities         -             -
                                               -----------    -----------

Cash, beginning of period                              -             -
                                               -----------   -----------

Cash, end of period                             $      -      $      -
                                               ===========   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                 $      -      $      -
                                               ===========   ===========

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

                           CABLE TV FUND 11-A, LTD.
                           ------------------------
                           (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 11-A, Ltd. (the "Partnership") at June 30, 1996 and December 31, 1995, its Statements of Operations for the three and six month periods ended June 30, 1996 and 1995 and its Statements of Cash Flows for the six month periods ended June 30, 1996 and 1995. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

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

(2) The General Partner manages the Partnership and the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid by the Venture and attributable to the Partnership for the three and six month periods ended June 30, 1996 (reflecting the Partnership's 18 percent interest in the Venture) were $8,333 and $16,741, respectively, compared to $8,205 and $15,982, respectively, for the similar 1995 periods.

     The Venture reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Allocations of personnel costs are primarily based on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Venture's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements to the General Partner paid by the Venture and attributable to the Partnership for allocated overhead and administrative expenses for the three and six month periods ending June 30, 1996 (reflecting the Partnership's 18 percent interest in the Venture) were $12,875 and $24,309, respectively, compared to $11,437 and $24,854, respectively, for the similar 1995 periods.

(3) The Venture has entered into an asset purchase agreement to sell the Manitowoc System to the General Partner. The closing of the sale of the Manitowoc System is subject to the approval of the City of Manitowoc to the transfer of the Manitowoc System's franchise, which approval has not yet been obtained. The franchise has expired and the Manitowoc System is being operated pursuant to a temporary extension of the franchise. The General Partner is engaged in ongoing negotiations with the City of Manitowoc with respect to the renewal and transfer of the Manitowoc franchise.

(4)  Financial information regarding the Venture is presented below.


                           UNAUDITED BALANCE SHEETS
                           ------------------------


                                                 June 30,      December 31,
                                                   1996            1995
                                               -----------     -----------
                   ASSETS
                   ------

Cash and trade receivables                     $ 3,229,141     $ 3,117,775

Investment in cable television properties        2,458,880       2,516,657

Other assets                                     1,866,833       1,869,614
                                               -----------     -----------

   Total assets                                $ 7,554,854     $ 7,504,046
                                               ===========     ===========

    LIABILITIES AND PARTNERS' CAPITAL
    ---------------------------------

Debt                                           $     5,871     $     9,917

Payables and accrued liabilities                   282,940         442,372

Partners' contributed capital                   45,000,000      45,000,000

Distributions                                 (118,914,493)   (118,914,493)

Accumulated earnings                            81,180,536      80,966,250
                                               -----------     -----------

   Total liabilities and partners' capital     $ 7,554,854     $ 7,504,046
                                               ===========     ===========

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                           For the Three Months Ended    For the Six Months Ended
                                                     June 30,                    June 30,
                                           --------------------------    ------------------------

                                                1996           1995          1996          1995
                                              --------       --------      ---------     ---------

Revenues                                      $914,788       $900,622    $1,837,683    $1,754,350

Operating expenses                             574,994        590,962     1,114,411     1,174,698

Management fees and allocated overhead
  from Jones Intercable, Inc.                  116,400        107,805       225,302       224,127

Depreciation and amortization                  108,023        139,564       216,058       279,129
                                              --------       --------    ----------    ----------

Operating income                               115,371         62,291       281,912        76,396

Interest expense                                (2,421)        (2,417)       (7,270)       (8,701)

Interest income                                 59,784         35,775       115,458        73,821

Other, net                                      (1,579)           208      (175,814)          815
                                              --------       --------    ----------    ----------

          Net income                          $171,155       $ 95,857    $  214,286    $  142,331
                                              ========       ========    ==========    ==========


          Management fees paid to the General Partner by the Venture totaled $45,739 and $91,884 for the three and six months ended June 30, 1996, respectively, and $45,032 and $87,718 for the comparable 1995 periods. Reimbursements for general and administrative expenses paid to the General Partner by the Venture totaled $70,661 and $133,418 for the three and six month periods ended June 30, 1996, respectively, and $62,773 and $136,409 for the comparable 1995 periods.

                           CABLE TV FUND 11-A, LTD.
                           ------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------

FINANCIAL CONDITION
- -------------------

     Cable TV Fund 11-A, Ltd. (the "Partnership") owns an 18 percent interest in Cable TV Joint Fund 11 (the "Venture"). The Venture owns and operates the cable television system serving the areas in and around the City of Manitowoc, Wisconsin (the "Manitowoc System"). The Partnership's investment in this Venture, accounted for under the equity method, has increased by $39,043 to $1,353,546 at June 30, 1996 from $1,314,503 at December 31, 1995. This increase represents the Partnership's proportionate share of net income generated by the Venture during the first six months of 1996.

     The Venture has entered into an asset purchase agreement to sell the Manitowoc System to the General Partner. The closing of the sale of the Manitowoc System is subject to the approval of the City of Manitowoc to the transfer of the Manitowoc System's franchise, which approval has not yet been obtained. The franchise has expired and the Manitowoc System is being operated pursuant to a temporary extension of the franchise. The General Partner is engaged in ongoing negotiations with the City of Manitowoc with respect to the renewal and transfer of the Manitowoc franchise.

     For the six months ended June 30, 1996, the Venture generated operating income before depreciation and amortization of $497,970 and incurred interest expense totaling $7,270, leaving $490,700 to fund capital expenditures and non-operating costs. During the first six months of 1996, the Venture expended approximately $158,300 for capital additions in the Manitowoc System. These capital additions were for various enhancements to maintain the value of the system until it is sold and were funded from cash generated from operations.

     The Venture had no bank debt outstanding at June 30, 1996.

     The Venture has sufficient liquidity and capital resources, including cash on hand and its ability to generate cash from operations, to meet its anticipated needs.

RESULTS OF OPERATIONS
- ---------------------

     All of the Partnership's operations are generated through its 18 percent interest in the Venture. Revenues of the Venture totaled $914,788 for the three month period ended June 30, 1996 compared to $900,622 in 1995, an increase of $14,166, or approximately 2 percent. Revenues of the Venture totaled $1,837,683 for the six months ended June 30, 1996 compared to $1,754,350 in 1995, an increase of $83,333, or approximately 5 percent. An increase in the number of basic subscribers primarily accounted for the increase in revenues for the three and six month periods ended June 30, 1996. The number of basic subscribers increased by 303, or approximately 3 percent, to 11,426 at June 30, 1996 from 11,123 at June 30, 1995. No other individual factor contributed significantly to the increase in revenues.

     Operating expenses consist primarily of costs associated with the administration of the Manitowoc System. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

     Operating expenses in the Manitowoc System totaled $574,994 for the three month period ended June 30, 1996 compared to $590,962 in 1995, a decrease of $15,968, or approximately 3 percent. Operating expenses in the Manitowoc System totaled $1,114,411 for the six months ended June 30, 1996 compared to $1,174,698 in 1995, a decrease of $60,287, or approximately 5 percent. Operating expenses represented approximately 63 percent and 61 percent, respectively, of revenues for the three and six months periods of 1996 and approximately 66 percent and 67 percent, respectively, for the comparable 1995 periods. The decreases in operating expenses for the three and six month periods were due to a significant decrease in property taxes, as a result of a change in the method used to assess the assets of the Manitowoc System. No other individual factor significantly affected the decreases in operating expenses.

     Management fees and allocated overhead from the General Partner totaled $116,400 for the three month period ended June 30, 1996 compared to $107,805 in 1995, an increase of $8,595, or approximately 8 percent. Management fees and allocated overhead from the General Partner totaled $225,302 for the six months ended June 30, 1996 compared to $224,127 in 1995, an increase of $1,175, or approximately 1 percent. The increases for the three and six month periods were due to the increase in revenues, upon which such fees are based.

     Depreciation and amortization expense totaled $108,023 for the three month period ended June 30, 1996 compared to $139,564 in 1995, a decrease of $31,541, or approximately 23 percent. Depreciation and amortization expense totaled $216,058 for the six months ended June 30, 1996 compared to $279,129 in 1995, a decrease of $63,071, or approximately 23 percent. The decreases for the three and six month periods were due to the maturation of the intangible asset base.

     Operating income totaled $115,371 for the three month period ended June 30, 1996 compared to $62,291 in 1995, an increase of $53,080, or approximately 85 percent. Operating income totaled $281,912 for the six months ended June 30, 1996 compared to $76,396 in 1995, an increase of $205,516. The increases for the three and six month periods were due to the increases in revenues and the decreases in operating expenses and depreciation and amortization expense exceeding the increases in management fees and allocated overhead from the General Partner.

     The cable television industry generally measures the financial performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization totaled $223,394 for the three month period ended June 30, 1996 compared to $201,855 in 1995, an increase of $21,539, or approximately 11 percent. Operating income before depreciation and amortization totaled $497,970 for the six months ended June 30, 1996 compared to $355,525 in 1995, an increase of $142,445, or approximately 40 percent. The increases for both periods were due to the increases in revenues and the decreases in operating expenses exceeding the increases in management fees and allocated overhead from the General Partner.

     Interest income totaled $59,784 for the three month period ended June 30, 1996 compared to $35,775 in 1995, an increase of $24,009, or approximately 67 percent. Interest income totaled $115,458 for the six month period ended June 30, 1996 compared to $73,821 in 1995, an increase of $41,637, or approximately 56 percent. The increases were due to higher cash balances and higher interest rates on interest-bearing accounts in 1996.

     Interest expense for the Venture for the three month periods ended June 30, 1996 and 1995 remained constant. Interest expense totaled $7,270 for the six months ended June 30, 1996 compared to $8,701 in 1995, a decrease of $1,431, or approximately 16 percent. The decrease for the six month period was due to lower outstanding balances on interest bearing obligations.

     Other expense totaled $175,814 for the six month period ended June 30, 1996 compared to other income of $815 in 1995. These changes were due primarily to additional expenses incurred in 1996 from a sales and use tax audit.

     Net income of the Venture totaled $171,155 for the three month period ended June 30, 1996 compared to $95,857 in 1995, an increase of $75,298, or approximately 79 percent. Net income of the Venture totaled $214,286 for the six months ended June 30, 1996 compared to $142,331 in 1995, an increase of $71,955, or approximately 51 percent. The increases were due primarily to the increases in operating income and the increases in interest income.

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

                                 CABLE TV FUND 11-A, LTD.
                                 BY: JONES INTERCABLE, INC.
                                   General Partner



                                 By:/S/ Kevin P. Coyle
                                    -------------------------------------------
                                    Kevin P. Coyle
                                    Group Vice President/Finance
                                    (Principal Financial Officer)

Dated:  August 13, 1996