Form 10-Q
period 1996-09-30
CABLE TV FUND 11-A LTD
filed 1996-11-13
CIK 725683

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 1996
                               ------------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from              to
                               -------------   -------------

                       Commission File Number:  0-11910


                           CABLE TV FUND 11-A, LTD.
--------------------------------------------------------------------------------
               Exact name of registrant as specified in charter

Colorado                                                              84-0892990
--------------------------------------------------------------------------------
State of organization                                      I.R.S. employer I.D.#


   9697 East Mineral Avenue, P. O. Box 3309, Englewood, Colorado  80155-3309
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

Yes   X                                                          No
    ------                                                          -------

                           CABLE TV FUND 11-A, LTD.
                           -----------------------
                           (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS
                           ------------------------


                                                  September 30,     December 31,
          ASSETS                                      1996              1995
          ------                                ----------------  ---------------

INVESTMENT IN CABLE TELEVISION JOINT VENTURE       $  1,394,777   $  1,314,503
                                                   ============   ============


 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
 -------------------------------------------

LIABILITIES:

 Payable to General Partner                        $     10,781   $     10,781
                                                   ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                   1,000          1,000
    Distributions                                   (11,079,511)   (11,079,511)
    Accumulated earnings                             10,914,126     10,913,323
                                                   ------------   ------------

                                                       (164,385)      (165,188)
                                                   ------------   ------------

  Limited Partners-
    Net contributed capital
      (46,725 units outstanding at
      September 30, 1996 and December 31, 1995)      19,516,170     19,516,170
    Distributions                                   (56,599,297)   (56,599,297)
    Accumulated earnings                             38,631,508     38,552,037
                                                   ------------   ------------

                                                      1,548,381      1,468,910
                                                   ------------   ------------

          Total liabilities and partners'
            capital (deficit)                      $  1,394,777   $  1,314,503
                                                   ============   ============

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                            CABLE TV FUND 11-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------



                                For the Three Months Ended  For the Nine Months Ended
                                      September 30,               September 30,
                                --------------------------  -------------------------

                                   1996           1995          1996         1995
                                 -------        -------       -------      -------

EQUITY IN NET INCOME
  OF CABLE TELEVISION
  JOINT VENTURE                   $41,231       $30,215       $80,274      $56,148
                                  -------       -------       -------      -------

NET INCOME                        $41,231       $30,215       $80,274      $56,148
                                  =======       =======       =======      =======

ALLOCATION OF NET INCOME:
  General Partner                 $   413       $   302       $   803      $   561
                                  =======       =======       =======      =======

  Limited Partners                $40,818       $29,913       $79,471      $55,587
                                  =======       =======       =======      =======

NET INCOME PER LIMITED
  PARTNERSHIP UNIT                $   .87       $   .64       $  1.70      $  1.19
                                  =======       =======       =======      =======

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                46,725        46,725        46,725       46,725
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

                            CABLE TV FUND 11-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------


                                                                 For the Nine Months Ended
                                                                       September 30,
                                                                 -------------------------

                                                                     1996        1995
                                                                  ---------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $ 80,274    $ 56,148
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Equity in net income of cable
        television joint venture                                    (80,274)    (56,148)
                                                                  ---------   ---------

                     Net cash provided by operating activities            -           -
                                                                  ---------   ---------

Cash, beginning of period                                                 -           -
                                                                  ---------   ---------

Cash, end of period                                                $      -   $       -
                                                                  =========   =========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                    $      -   $      -
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

                            CABLE TV FUND 11-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 11-A, Ltd. (the "Partnership") at September 30, 1996 and December 31, 1995, its Statements of Operations for the three and nine month periods ended September 30, 1996 and 1995 and its Statements of Cash Flows for the nine month periods ended September 30, 1996 and 1995. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

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

(2) The General Partner manages the Partnership and the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid by the Venture and attributable to the Partnership for the three and nine month periods ended September 30, 1996 (reflecting the Partnership's 18 percent interest in the Venture) were $8,499 and $25,240, respectively, compared to $8,469 and $24,451, respectively, for the similar 1995 periods.

     The Venture reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Allocations of personnel costs are primarily based on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Venture's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements to the General Partner paid by the Venture and attributable to the Partnership for allocated overhead and administrative expenses for the three and nine month periods ending September 30, 1996 (reflecting the Partnership's 18 percent interest in the Venture) were $11,036 and $35,345, respectively, compared to $12,542 and $37,395, respectively, for the similar 1995 periods.

(3) The Venture has entered into an asset purchase agreement to sell the Manitowoc System to the General Partner. Because the City of Manitowoc had not consented to the transfer of the franchise by the asset purchase agreement's original expiration date of September 30, 1996, the Venture and the General Partner amended the asset purchase agreement to extend the period in which to close the sale of the Manitowoc System to June 30, 1997. The amendment also provides for the purchase price to be the greater of (i) $15,735,667, which was the average of three independent appraisals of the Manitowoc System obtained by the Venture in 1995, and (ii) the average of three updated appraisals of the Manitowoc System. The average of the three appraisals obtained by the Venture in November 1996 was $16,122,333. Accordingly, under the terms of the asset purchase agreement, as amended, the purchase price of the Manitowoc System will be $16,122,333.

     The closing of the sale of the Manitowoc System is subject to the approval of the City of Manitowoc and the approval of the limited partners of each of the partnerships that comprise the Venture. There can be no assurance that any such approvals will be obtained. In October 1996, the Venture and the General Partner filed an updated request for the approval of the City of Manitowoc to the transfer of the franchise. The General Partner, on behalf of the partnerships that comprise the Venture, is in the process of preparing proxy solicitation materials to seek the approval of the limited partners of the four constituent partnerships of the Venture.

     The original term of the franchise with the City of Manitowoc expired in 1995. The franchise has been extended by the Venture and the City of Manitowoc periodically since that time. The current extension ends on December 31, 1996. If the franchise is not renewed by such date, the General Partner will seek an additional extension from the City in order to complete the renewal of the franchise and to obtain the City's consent to the transfer of the franchise to the General Partner.

(4)  Financial information regarding the Venture is presented below.

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                             September 30,  December 31,
                                                 1996           1995
                                             -------------  ------------
                   ASSETS
                   ------

Cash and trade receivables                   $   3,586,055  $  3,117,775

Investment in cable television properties        2,443,945     2,516,657

Other assets                                     1,872,039     1,869,614
                                             -------------  ------------

          Total assets                       $   7,902,039  $  7,504,046
                                             =============  ============

  LIABILITIES AND PARTNERS' CAPITAL
  ---------------------------------

Debt                                         $       4,775  $      9,917

Payables and accrued liabilities                   404,926       442,372

Partners' contributed capital                   45,000,000    45,000,000

Distributions                                 (118,914,493) (118,914,493)

Accumulated earnings                            81,406,831    80,966,250
                                             -------------  ------------

     Total liabilities and partners' capital $   7,902,039  $  7,504,046
                                             =============  ============

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------


                                           For the Three Months Ended    For the Nine Months Ended
                                                 September 30,                 September 30,
                                          ----------------------------  ---------------------------

                                                1996           1995          1996          1995
                                              --------       --------     ----------    ----------

Revenues                                      $932,834       $929,672     $2,770,517    $2,684,022

Operating expenses                             548,465        560,668      1,662,876     1,735,366

Management fees and allocated overhead
  from Jones Intercable, Inc.                  107,213        115,317        332,515       339,444

Depreciation and amortization                  107,926        139,565        323,984       418,694
                                              --------       --------     ----------    ----------

Operating income                               169,230        114,122        451,142       190,518

Interest expense                                  (646)          (511)        (7,916)       (9,212)

Interest income                                 59,756         52,013        175,214       125,834

Other, net                                      (2,045)           209       (177,859)        1,024
                                              --------       --------     ----------    ----------

          Net income                          $226,295       $165,833     $  440,581    $  308,164
                                              ========       ========     ==========    ==========


          Management fees paid to the General Partner by the Venture totaled $46,642 and $138,526 for the three and nine months ended September 30, 1996, respectively, and $46,483 and $134,201 for the comparable 1995 periods. Reimbursements for general and administrative expenses paid to the General Partner by the Venture totaled $60,571 and $193,989 for the three and nine month periods ended September 30, 1996, respectively, and $68,834 and $205,243 for the comparable 1995 periods.

                            CABLE TV FUND 11-A, LTD.
                            ------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------

FINANCIAL CONDITION
-------------------

     Cable TV Fund 11-A, Ltd. (the "Partnership") owns an 18 percent interest in Cable TV Joint Fund 11 (the "Venture"). The Venture owns and operates the cable television system serving the areas in and around the City of Manitowoc, Wisconsin (the "Manitowoc System"). The Partnership's investment in this Venture, accounted for under the equity method, has increased by $80,274 to $1,394,777 at September 30, 1996 from $1,314,503 at December 31, 1995. This increase represents the Partnership's proportionate share of net income generated by the Venture during the first nine months of 1996.

     The Venture has entered into an asset purchase agreement to sell the Manitowoc System to the General Partner. Because the City of Manitowoc had not consented to the transfer of the franchise by the asset purchase agreement's original expiration date of September 30, 1996, the Venture and the General Partner amended the asset purchase agreement to extend the period in which to close the sale of the Manitowoc System to June 30, 1997. The amendment also provides for the purchase price to be the greater of (i) $15,735,667, which was the average of three independent appraisals of the Manitowoc System obtained by the Venture in 1995, and (ii) the average of three updated appraisals of the Manitowoc System. The average of the three appraisals obtained by the Venture in November 1996 was $16,122,333. Accordingly, under the terms of the asset purchase agreement, as amended, the purchase price of the Manitowoc System will be $16,122,333.

     The closing of the sale of the Manitowoc System is subject to the approval of the City of Manitowoc and the approval of the limited partners of each of the partnerships that comprise the Venture. There can be no assurance that any such approvals will be obtained. In October 1996, the Venture and the General Partner filed an updated request for the approval of the City of Manitowoc to the transfer of the franchise. The General Partner, on behalf of the partnerships that comprise the Venture, is in the process of preparing proxy solicitation materials to seek the approval of the limited partners of the four constituent partnerships of the Venture.

     The original term of the franchise with the City of Manitowoc expired in 1995. The franchise has been extended by the Venture and the City of Manitowoc periodically since that time. The current extension ends on December 31, 1996. If the franchise is not renewed by such date, the General Partner will seek an additional extension from the City in order to complete the renewal of the franchise and to obtain the City's consent to the transfer of the franchise to the General Partner.

     During the first nine months of 1996, the Venture expended approximately $251,000 for capital additions in the Manitowoc System. These capital additions were for various enhancements to maintain the value of the system until it is sold and were funded from cash generated from operations.

     The Venture had no bank debt outstanding at September 30, 1996.

     The Venture has sufficient liquidity and capital resources, including cash on hand and its ability to generate cash from operations, to meet its anticipated needs.

RESULTS OF OPERATIONS
---------------------

     All of the Partnership's operations are generated through its 18 percent interest in the Venture. Revenues of the Venture increased $3,162, or less than 1 percent, to $932,834 for the three months ended September 30, 1996 compared to $929,672 for the comparable 1995 period. Revenues of the Venture increased $86,495, or approximately 3 percent, to $2,770,517 for the nine months ended September 30, 1996 compared to $2,684,022 for the comparable 1995 period. An increase in the number of basic subscribers primarily accounted for the increase in revenues for the three and nine month periods ended September 30, 1996. The number of basic subscribers increased by 422 subscribers, or approximately 4 percent, to 11,524 at September 30, 1996 from 11,102 at September 30, 1995. No other individual factor contributed significantly to the increase in revenues.

     Operating expenses consist primarily of costs associated with the administration of the Manitowoc System. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

     Operating expenses in the Manitowoc System decreased $12,203, or approximately 2 percent, to $548,465 for the three months ended September 30, 1996 compared to $560,668 for the comparable 1995 period. Operating expenses in the Manitowoc System decreased $72,490, or approximately 4 percent, to $1,662,876 for the nine months ended September 30, 1996 compared to $1,735,366 for the comparable 1995 period. Operating expenses represented approximately 59 percent and 60 percent, respectively, of revenues for the three and nine month periods of 1996 and approximately 60 percent and 65 percent, respectively, for the comparable 1995 periods. The decreases in operating expenses for the three and nine month periods were due to a significant decrease in property taxes, as a result of a change in the method used to assess the assets of the Manitowoc System. No other individual factor significantly affected the decreases in operating expenses.

     Management fees and allocated overhead from the General Partner decreased $8,104, or approximately 7 percent, to $107,213 for the three months ended September 30, 1996 compared to $115,317 for the comparable 1995 period. Management fees and allocated overhead from the General Partner decreased $6,929, or approximately 2 percent, to $332,515 for the nine months ended September 30, 1996 compared to $339,444 for the comparable 1995 period. The decreases for the three and nine month periods were due to decreases in allocated overhead from the General Partner.

     Depreciation and amortization expense decreased $31,639, or approximately 23 percent, to $107,926 for the three months ended September 30, 1996 compared to $139,565 for the comparable 1995 period. Depreciation and amortization expense decreased $94,710, or approximately 23 percent, to $323,984 for the nine months ended September 30, 1996 compared to $418,694 for the comparable 1995 period. The decreases for the three and nine month periods were due to the maturation of the intangible asset base.

     Operating income increased $55,108, or approximately 48 percent, to $169,230 for the three months ended September 30, 1996 compared to $114,122 for the comparable 1995 period. Operating income increased $260,624 to $451,142 for the nine months ended September 30, 1996 compared to $190,518 for the comparable 1995 period. The increases for the three and nine month periods were due to the increases in revenues and the decreases in operating expenses, depreciation and amortization expense and management fees and allocated overhead from the General Partner.

     The cable television industry generally measures the financial performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization increased $23,469, or approximately 9 percent, to $277,156 for the three months ended September 30, 1996 compared to $253,687 for the comparable 1995 period. Operating income before depreciation and amortization increased $165,914, or approximately 27 percent, to $775,126 for the nine months ended September 30, 1996 compared to $609,212 for the comparable 1995 period. The increases for the three and nine month periods were due to the increases in revenues and the decreases in operating expenses and management fees and allocated overhead from the General Partner.

     Interest income increased $7,743, or approximately 15 percent, to $59,756 for the three months ended September 30, 1996 compared to $52,013 for the comparable 1995 period. Interest income increased $49,380, or approximately 39 percent, to $175,214 for the nine month period ended September 30, 1996 compared to $125,834 for the comparable 1995 period. The increases were due to higher cash balances and higher interest rates on interest-bearing accounts in 1996.

     Interest expense increased $135, or approximately 26 percent, to $646 for the three months ended September 30, 1996 compared to $511 for the comparable 1995 period. Interest expense decreased $1,296, or approximately 14 percent, to $7,916 for the nine months ended September 30, 1996 compared to $9,212 for the comparable 1995 period. The decrease for the nine month period was due to lower outstanding balances on interest bearing obligations.

     Other expense totaled $177,859 for the nine month period ended September 30, 1996 compared to other income of $1,024 in 1995. This change was due primarily to additional expenses incurred in 1996 from a sales and use tax audit.

     Net income of the Venture increased $60,462, or approximately 36 percent, to $226,295 for the three months ended September 30, 1996 compared to $165,833 for the comparable 1995 period. Net income of the Venture increased $132,417, or approximately 43 percent, to $440,581 for the nine months ended September 30, 1996 compared to $308,164 for the comparable 1995 period. The increases were due primarily to the increases in operating income and the increases in interest income.

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

Dated:  November 11, 1996