Form 10-K
period 1996-12-31
CABLE TV FUND 11-A LTD
filed 1997-03-26
CIK 725683

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1996

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from _______ to _______

Commission file number:    0-11910

                            CABLE TV FUND 11-A, LTD.
                            ------------------------
             (Exact name of registrant as specified in its charter)

     Colorado                                           84-0892990
     --------                                           ----------
(State of Organization)                       (IRS Employer Identification No.)

   P.O. Box 3309, Englewood, Colorado 80155-3309            (303) 792-3111
----------------------------------------------------    -----------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.    x
                                      ---


                  DOCUMENTS INCORPORATED BY REFERENCE:  None

          Information contained in this Form 10-K Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-K Report that address activities, events or developments that the Partnership, the Venture or the General Partner expects, believes or anticipates will or may occur in the future are forward-looking statements. These forward-looking statements are based upon certain assumptions and are subject to a number of risks and uncertainties. Actual results could differ materially from the results predicted by these forward-looking statements.

                                    PART I.
                                    -------

                               ITEM 1.  BUSINESS
                               -----------------

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

          PROPOSED DISPOSITION OF CABLE TELEVISION SYSTEM. The Venture has entered into an asset purchase agreement to sell the Manitowoc System to the General Partner. Because the City of Manitowoc had not consented to the transfer of the franchise by the asset purchase agreement's original expiration date of September 30, 1996, the Venture and the General Partner amended the asset purchase agreement to extend the period in which to close the sale of the Manitowoc System to June 30, 1997. Under the terms of the asset purchase agreement, as amended, the sale price for the Manitowoc System will be $16,122,333.

          The closing of the sale of the Manitowoc System is subject to the approval of the limited partners of each of the partnerships that comprise the Venture. There can be no assurance that any such approvals will be obtained. The General Partner, on behalf of the partnerships that comprise the Venture, is in the process of preparing proxy solicitation materials to seek the approval of the limited partners of the four constituent partnerships of the Venture.

          If the proposed sale of the Manitowoc System is closed, the Venture will pay all of its indebtedness, which totaled $3,679 at December 31, 1996, and then the net sale proceeds plus the Venture's cash on hand will be distributed to the four constituent partnerships of the Venture in proportion to their ownership interests in the Venture. The Partnership accordingly will receive 18 percent of such proceeds, estimated to total approximately $3,516,674. From this amount, the Partnership will repay its $10,781 debt to the General Partner and the Partnership will distribute the remaining $3,505,893 to its partners. The Partnership also will distribute its cash on hand from the remaining proceeds from the prior sales of systems and from operations. Cash generated from operations totaling approximately $250,092 will be distributed 99% to the limited partners and 1% to the General Partner. Because limited partners have already received distributions in an amount in excess of the capital initially contributed to the Partnership by the limited partners, the Partnership's portion of the remaining proceeds from the sale of other Wisconsin systems formerly owned by the Venture and the net proceeds from the Manitowoc System's sale will be distributed 75 percent to the limited partners and 25 percent to the General Partner. Based upon pro forma financial information as of December 31, 1996, the limited partners of the Partnership, as a group, will receive approximately $2,687,481 and the General Partner will receive approximately $818,412. Limited partners will receive approximately $58 for each $500 limited partnership interest, or $116 for each $1,000 invested in the Partnership. Once the Partnership has completed the distribution of these amounts, limited partners of the Partnership will have received a total of $1,269 for each $500 limited partnership interest, or $2,538 for each $1,000 invested in the Partnership, taking into account the prior distributions to limited partners made in 1988 and 1990. After the Partnership distributes these amounts, the Partnership will be dissolved and liquidated.

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

          REVENUES. Monthly service fees for basic, tier and premium services constitute the major source of revenue for the Manitowoc System. At December 31, 1996, the Manitowoc System's monthly basic service rate was $11.08, the monthly basic and tier ("basic plus") service rate was $20.66 and the monthly premium services ranged from $4.97 to $9.95 per premium service. In addition, the Venture earns revenues from pay-per-view programs and advertising fees. Related charges may include a nonrecurring installation fee that ranges from $1.99 to $35.00; however, from time to time the Manitowoc System has followed the common industry practice of reducing or waiving the installation fee during promotional periods. Commercial subscribers such as hotels, motels and hospitals are charged a nonrecurring connection fee that usually covers the cost of installation. Except under the terms of certain contracts with commercial subscribers and residential apartment and condominium complexes, the subscribers are free to discontinue the service at any time without penalty. For the year ended December 31, 1996, of the total fees received by the Manitowoc System, basic service and tier service fees accounted for approximately 72% of total revenues, premium service fees accounted for approximately 17% of total revenues, pay-per-view fees were approximately 1% of total revenues, advertising fees were approximately 4 of total revenues and the remaining 6% of total revenues came principally from equipment rentals, installation fees and program guide sales. The Venture is dependent upon the timely receipt of service fees to provide for maintenance and replacement of plant and equipment, current operating expenses and other costs of the Manitowoc System.

          FRANCHISES. The Venture holds one franchise for the City of Manitowoc. The term of the original franchise with the City of Manitowoc expired in 1995. Effective as of January 1, 1997, the Venture entered into a new franchise with the City of Manitowoc with a five-year term, said term expiring on December 31, 2001.

          The Manitowoc System's franchise provides for the payment of a franchise fee to the City of Manitowoc in the amount of 5% of the gross revenues of the Manitowoc System. The 1984 Cable Act prohibits franchising authorities from imposing annual franchise fees in excess of 5% of gross revenues and also permits the cable television system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

          COMPETITION. Cable television systems currently experience competition from several sources.

          Broadcast Television.  Cable television systems have traditionally
          ---------------------
competed with broadcast television, which consists of television signals that the viewer is able to receive directly on his television without charge using an "off-air" antenna. The extent of such competition is dependent in part upon the quality and quantity of signals available by such antenna reception as compared to the services provided by the local cable system. Accordingly, it has generally been less difficult for cable operators to obtain higher penetration rates in rural areas where signals available off-air are limited, than in metropolitan areas where numerous, high quality off-air signals are often available without the aid of cable television systems.

          Traditional Overbuild.  Cable television franchises are not exclusive,
          ---------------------
so that more than one cable television system may be built in the same area (known as an "overbuild"), with potential loss of revenues to the operator of the original cable television system. The General Partner has experienced overbuilds in connection with certain systems that it has owned or managed for limited partnerships, and currently there are overbuilds in the systems owned or managed by the General Partner. Constructing and developing a cable television system is a capital intensive process, and it is often difficult for a new cable system operator to create a marketing edge over the existing system. Generally, an overbuilder would be required to obtain franchises from the local governmental authorities, although in some instances, the overbuilder could be the local government itself. In any case, an overbuilder would be required to obtain programming contracts from entertainment programmers and, in most cases, would have to build a complete cable system, including headends, trunk lines and drops to individual subscribers homes, throughout the franchise areas.

          DBS.  High-powered direct-to-home satellites have made possible the
          ---
wide-scale delivery of programming to individuals throughout the United States using small roof-top or wall-mounted antennas. Several companies began offering direct broadcast satellite ("DBS") service over the last few years and additional entrants are expected. Companies offering DBS service use video compression technology to increase channel capacity of their systems to 100 or more channels and to provide packages of movies, satellite network and other program services which are competitive to those of cable television systems.
DBS cannot currently offer its subscribers local programming, although at least one future DBS entrant is attempting to offer customers regional delivery of local broadcast signals. In addition to emerging high-powered DBS competition, cable television systems face competition from a major medium-powered satellite distribution provider and several low-powered providers, whose service requires use of much larger home satellite dishes. Not all subscribers terminate cable television service upon acquiring a DBS system. The General Partner has observed that there are DBS subscribers that also elect to subscribe to cable television service in order to obtain the greatest variety of programming on multiple television sets, including local programming not available through DBS service. The ability of DBS service providers to compete successfully with the cable television industry will depend on, among other factors, the ability of DBS providers to overcome certain legal and technical hurdles and the availability of equipment at reasonable prices.

          Telephone.  Federal cross-ownership restrictions historically limited
          ---------
entry by local telephone companies into the cable television business. The 1996 Telecommunications Act (the "1996 Telecom Act") eliminated this cross-ownership restriction, making it possible for companies with considerable resources to overbuild existing cable operators and enter the business. Several telephone companies have begun seeking cable television franchises from local governmental authorities and constructing cable television systems. Ameritech, one of the seven regional Bell Operating Companies ("BOCs"), which provides telephone service in a multi-state region including Illinois, has been the most active BOC in seeking local cable franchises within its service area. It has already begun cable service in Naperville, Illinois and has also obtained franchises for Glen Ellyn and Vernon Hills, Illinois, all of which are currently served by cable systems owned by three partnerships managed by the General Partner. The General Partner cannot predict at this time the extent of telephone company competition that will emerge to owned or managed cable television systems. The entry of telephone companies as direct competitors, however, is likely to continue over the next several years and could adversely affect the profitability and market value of the General Partner's owned and managed systems. The entry of electric utility companies into the cable television business, as now authorized by the 1996 Telecom Act, could have a similar adverse effect.

          Private Cable.  Additional competition is provided by private cable
          -------------
television systems, known as Satellite Master Antenna Television (SMATV), serving multi-unit dwellings such as condominiums, apartment complexes, and private residential communities. These private cable systems may enter into exclusive agreements with apartment owners and homeowners associations, which may preclude operators of franchised systems from serving residents of such private complexes. Private cable systems that do not cross public rights of way are free from the federal, state and local regulatory requirements imposed on franchised cable television operators. In some cases, the Partnership has been unable to provide cable television service to buildings in which private operators have secured exclusive contracts to provide video and telephony services. The Partnership is interested in providing these same services, but expects that the market to install and provide these services in multi-unit buildings will continue to be highly competitive.

          MMDS.  Cable television systems also compete with wireless program
          ----
distribution services such as multichannel, multipoint distribution service ("MMDS") systems, commonly called wireless cable, which are licensed to serve specific areas. MMDS uses low-power microwave frequencies to transmit television programming over-the-air to paying subscribers. The MMDS industry is less capital intensive than the cable television industry, and it is therefore more practical to construct MMDS systems in areas of lower subscriber penetration. Wireless cable systems are now in direct competition with cable television systems in several areas of the country, including the system in Pima County, Arizona owned by the General Partner. Telephone companies have recently acquired or invested in wireless companies, and may use MMDS systems to provide services within their service areas in lieu of wired delivery systems. Enthusiasm for MMDS has waned in recent months, however, as Bell Atlantic and NYNEX have suspended their investment in two major MMDS companies. To date, the Venture has not lost a significant number of subscribers, nor a significant amount of revenue, to MMDS operators competing with the Venture's cable television systems. A series of actions taken by the FCC, however, including reallocating certain frequencies to the wireless services, are intended to facilitate the development of wireless cable television systems as an alternative means of distributing video programming. The FCC recently held auctions for spectrum that will be used by wireless operators to provide additional channels of programming over larger distances. In addition, an emerging technology, Local Multipoint Distribution services ("LMDS"), could also pose a significant threat to the cable television industry, if and when it becomes established. LMDS, sometimes referred to as cellular television, could have the capability of delivering more than 100 channels of video programming to a subscriber's home. The potential impact, however, of LMDS is difficult to assess due to the newness of the technology and the absence of any current fully operational LMDS systems.

          Cable television systems are also in competition, in various degrees with other communications and entertainment media, including motion pictures and home video cassette recorders.

REGULATION AND LEGISLATION
--------------------------

          The operation of cable television systems is extensively regulated by the FCC, some state governments and most local governments. The new 1996 Telecom Act alters the regulatory structure governing the nation's telecommunications providers. It removes barriers to competition in both the cable television market and the local telephone market. Among other things, it also reduces the scope of cable rate regulation.

          The 1996 Telecom Act requires the FCC to undertake a host of implementing rulemakings, the final outcome of which cannot yet be determined. Moreover, Congress and the FCC have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect the Venture's operations. This section briefly summarizes key laws and regulations affecting the operation of the Venture's cable systems and does not purport to describe all present, proposed, or possible laws and regulations affecting the Venture.

          Cable Rate Regulation.  The 1992 Cable Act imposed an extensive rate
          ---------------------
regulation regime on the cable television industry. Under that regime, all cable systems are subject to rate regulation, unless they face "effective competition" in their local franchise area. Federal law now defines "effective competition" on a community-specific basis as requiring either low penetration (less than 30%) by the incumbent cable operator, appreciable penetration (more than 15%) by competing multichannel video providers ("MVPs"), or the presence of a competing MVP affiliated with a local telephone company.

          Although the FCC rules control, local government units (commonly referred to as local franchising authorities or "LFAs") are primarily responsible for administering the regulation of the lowest level of cable -- the basic service tier ("BST"), which typically contains local broadcast stations and public, educational, and government ("PEG") access channels. Before an LFA begins BST rate regulation, it must certify to the FCC that it will follow applicable federal rules, and many LFAs have voluntarily declined to exercise this authority. LFAs also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services. The 1996 Telecom Act allows operators to aggregate costs for broad categories of equipment across geographic and functional lines. This change should facilitate the introduction of new technology.

          The FCC itself directly administers rate regulation of any cable programming service tiers ("CPST"), which typically contain satellite-delivered
programming.   Under the 1996 Telecom Act, the FCC can regulate CPST rates only if an LFA first receives at least two rate complaints from local subscribers and then files a formal complaint with the FCC. When new CPST rate complaints are filed, the FCC now considers only whether the incremental increase is justified and will not reduce the previously established CPST rate.

          Under the FCC's rate regulations, most cable systems were required to reduce their BST and CPST rates in 1993 and 1994, and have since had their rate increases governed by a complicated price cap scheme that allows for the recovery of inflation and certain increased costs, as well as providing some incentive for expanding channel carriage. The FCC has modified its rate adjustment regulations to allow for annual rate increases and to minimize previous problems associated with regulatory lag. Operators also have the opportunity of bypassing this "benchmark" regulatory scheme in favor of traditional "cost-of-service" regulation in cases where the latter methodology appears favorable. Premium cable services offered on a per-channel or per-program basis remain unregulated, as do affirmatively marketed packages consisting entirely of new programming product. Federal law requires that the BST be offered to all cable subscribers, but limits the ability of operators to require purchase of any CPST before purchasing premium services offered on a per-channel or per-program basis.

          The 1996 Telecom Act sunsets FCC regulation of CPST rates for all systems (regardless of size) on March 31, 1999. It also relaxes existing uniform rate requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the FCC.

          Cable Entry Into Telecommunications.  The 1996 Telecom Act provides
          -----------------------------------
that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. The favorable pole attachment rates afforded cable operators under federal law can be gradually increased by utility companies owning the poles (beginning in 2001) if the operator provides telecommunications service, as well as cable service, over its plant.

          Cable entry into telecommunications will be affected by the regulatory landscape now being fashioned by the FCC and state regulators. One critical component of the 1996 Telecom Act to facilitate the entry of new telecommunications providers (including cable operators) is the interconnection obligation imposed on all telecommunications carriers. Review of the FCC's initial interconnection order is now pending before the Eighth Circuit Court of Appeals.

          Telephone Company Entry Into Cable Television.  The 1996 Telecom Act
          ---------------------------------------------
allows telephone companies to compete directly with cable operators by repealing the historic telephone company/cable cross-ownership ban. Local exchange carriers ("LECs"), including the BOCs, can now compete with cable operators both inside and outside their telephone service areas. Because of their resources, LECs could be formidable competitors to traditional cable operators, and certain LECs have begun offering cable service. As described above, the General Partner is now witnessing the beginning of LEC competition in a few of its cable communities.

          Under the 1996 Telecom Act, a LEC providing video programming to subscribers will be regulated as a traditional cable operator (subject to local franchising and federal regulatory requirements), unless the LEC elects to provide its programming via an "open video system" ("OVS"). To qualify for OVS status, the LEC must reserve two-thirds of the system's activated channels for unaffiliated entities.

          Although LECs and cable operators can now expand their offerings across traditional service boundaries, the general prohibition remains on LEC buyouts (i.e., any ownership interest exceeding 10 percent) of co-located cable systems, cable operator buyouts of co-located LEC systems, and joint ventures between cable operators and LECs in the same market. The 1996 Telecom Act provides a few limited exceptions to this buyout prohibition, including a carefully circumscribed "rural exemption." The 1996 Telecom Act also provides the FCC with the limited authority to grant waivers of the buyout prohibition (subject to LFA approval).

          Electric Utility Entry Into Telecommunications/Cable Television.  The
          ---------------------------------------------------------------
1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services (including cable television) notwithstanding the Public Utilities Holding Company Act. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies" and must apply to the FCC for operating authority. Again, because of their resources, electric utilities could be formidable competitors to traditional cable systems.

          Additional Ownership Restrictions.  The 1996 Telecom Act eliminates
          ---------------------------------
statutory restrictions on broadcast/cable cross-ownership (including broadcast network/cable restrictions), but leaves in place existing FCC regulations prohibiting local cross-ownership between co-located television stations and cable systems. The 1996 Telecom Act also eliminates the three year holding period required under the 1992 Cable Act's "anti-trafficking" provision. The 1996 Telecom Act leaves in place existing restrictions on cable cross-ownership with SMATV and MMDS facilities, but lifts those restrictions where the cable operator is subject to effective competition. In January 1995, however, the FCC adopted regulations which permit cable operators to own and operate SMATV systems within their franchise area, provided that such operation is consistent with local cable franchise requirements.

          Pursuant to the 1992 Cable Act, the FCC adopted rules precluding a cable system from devoting more than 40% of its activated channel capacity to the carriage of affiliated national program services. A companion rule establishing a nationwide ownership cap on any cable operator equal to 30% of all domestic cable subscribers has been stayed pending further judicial review.

          There are no federal restrictions on non-U.S. entities having an ownership interest in cable television systems or the FCC licenses commonly employed by such systems. Section 310(b)(4) of the Communications Act does, however, prohibit foreign ownership of FCC broadcast and telephone licenses, unless the FCC concludes that such foreign ownership is consistent with the public interest. BCI's investment in the General Partner could, therefore, adversely affect any plan to acquire FCC broadcast or common carrier licenses. The Partnership, however, does not currently plan to acquire such licenses.

          Must Carry/Retransmission Consent.  The 1992 Cable Act contains
          ---------------------------------
broadcast signal carriage requirements that allow local commercial television broadcast stations to elect once every three years between requiring a cable system to carry the station ("must carry") or negotiating for payments for granting permission to the cable operator to carry the station ("retransmission consent"). Less popular stations typically elect "must carry," and more popular stations typically elect "retransmission consent." Must carry requests can dilute the appeal of a cable system's programming offerings, and retransmission consent demands may require substantial payments or other concessions. Either option has a potentially adverse affect on the Venture's business.
Additionally, cable systems are required to obtain retransmission consent for all "distant" commercial television stations (except for satellite-delivered independent "superstations" such as WTBS). The constitutionality of the must carry requirements has been challenged and is awaiting a decision from the U.S. Supreme Court.

          Access Channels.  LFAs can include franchise provisions requiring
          ---------------
cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity (up to 15% in some cases) for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for use of the designated channel capacity, but use of commercial leased access channels has been relatively limited. The FCC released revised rules in February 1997 which mandate a modest rate reduction and could make commercial leased access a more attractive option to third party programmers.

          Access to Programming.  To spur the development of independent cable
          ---------------------
programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies.

          Other FCC Regulations.  In addition to the FCC regulations noted
          ---------------------
above, there are other FCC regulations covering such areas as equal employment opportunity, subscriber privacy, programming practices (including, among other things, syndicated program exclusivity, network program nonduplication, local sports blackouts, indecent programming, lottery programming, political programming, sponsorship identification, and children's programming advertisements), registration of cable systems and facilities licensing, maintenance of various records and public inspection files, frequency usage, lockbox availability, antenna structure notification, tower marking and lighting, consumer protection and customer service standards, technical standards, and consumer electronics equipment compatibility. The FCC is expected to impose new Emergency Alert System requirements on cable operators this year. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.

          Two pending FCC proceedings of particular competitive concern involve inside wiring and navigational devices. The former rulemaking is considering ownership of cable wiring located inside multiple dwelling unit complexes. If the FCC concludes that such wiring belongs to, or can be unilaterally acquired by the complex owner, it will become easier for complex owners to terminate service from the incumbent cable operator in favor of a new entrant. The latter rulemaking is considering whether cable customers must be allowed to purchase cable converters from third party vendors. If the FCC concludes that such distribution is required, and does not make appropriate allowances for signal piracy concerns, it may become more difficult for cable operators to combat theft of service.

          Copyright.  Cable television systems are subject to federal copyright
          ---------
licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenues to a federal copyright royalty pool (that varies depending on the size of the system and the number of distant broadcast television signals carried), cable operators can obtain blanket permission to retransmit copyrighted material on broadcast signals. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative review and could adversely affect the Partnership's ability to obtain desired broadcast programming. In addition, the cable industry pays music licensing fees to BMI and is negotiating a similar arrangement with ASCAP. Copyright clearances for nonbroadcast programming services are arranged through private negotiations.

          State and Local Regulation.  Cable television systems generally are
          --------------------------
operated pursuant to nonexclusive franchises granted by a municipality or other state or local government entity in order to cross public rights-of-way.
Federal law now prohibits franchise authorities from granting exclusive
franchises or from unreasonably refusing to award additional franchises.   Cable
franchises generally are granted for fixed terms and in many cases include monetary penalties for non-compliance and may be terminable if the franchisee fails to comply with material provisions.

          The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing cable operations, service rates, franchise fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. A number of states subject cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Although LFAs have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, LFAs cannot insist on franchise fees exceeding 5% of the system's gross revenues, cannot dictate the particular technology used by the system, and cannot specify video programming other than identifying broad categories of programming.

          Federal law contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. Even if a franchise is renewed, the franchise authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and services or increased franchise fees as a condition of renewal. Similarly, if a franchise authority's consent is required for the purchase or sale of a cable system or franchise, such authority may attempt to impose more burdensome or onerous franchise requirements in connection with a request for consent. Historically, franchises have been renewed for cable operators that have provided satisfactory services and have complied with the terms of their franchises.

          GENERAL. The Venture's business consists of providing cable television services to a large number of customers, the loss of any one of which would have no material effect on the Venture's business. The Manitowoc System has had some subscribers who later terminated the service. Terminations occur primarily because people move to another home or to another city. In other cases, people terminate on a seasonal basis or because they no longer can afford or are dissatisfied with the service. The amount of past due accounts in the Manitowoc System is not significant. The Venture's policy with regard to past due accounts is basically one of disconnecting service before a past due account becomes material.

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


                              ITEM 2.  PROPERTIES
                              -------------------

          The Manitowoc System was acquired by the Venture in April 1984. The following sets forth (i) the monthly basic plus service rate charged to subscribers and (ii) the number of basic subscribers and pay units for the Manitowoc System. The monthly basic service rate set forth herein represents the basic service rate charged to the majority of the subscribers within the Manitowoc System. In cable television systems, basic subscribers can subscribe to more than one pay TV service. Thus, the total number of pay services subscribed to by basic subscribers are called pay units. As of December 31, 1996, the Manitowoc System operated cable plant passing approximately 16,300 homes, with an approximate 71% penetration rate. Figures for numbers of subscribers and homes passed are compiled from the General Partner's records and may be subject to adjustments.

                                        At December 31,
                                  -------------------------
MANITOWOC SYSTEM                    1996    1995     1994
----------------                  -------  -------  -------
Monthly basic plus service rate   $ 20.66  $ 20.66  $ 19.86
Basic subscribers                  11,055   10,800   10,219
Pay units                           6,914    7,253    6,639


                           ITEM 3.  LEGAL PROCEEDINGS
                           --------------------------

       None.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ------------------------------------------------------------

       None.


                                    PART II.
                                    --------

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
               -------------------------------------------------
                      AND RELATED SECURITY HOLDER MATTERS
                      -----------------------------------

          While the Partnership is publicly held, there is no public market for the limited partnership interests, and it is not expected that a market will develop in the future. As of February 14, 1997, the number of equity security holders in the Partnership was 3,794.

Item 6.  Selected Financial Data
--------------------------------

                                             For the Year Ended December 31,
                              ---------------------------------------------------------------
Cable TV Fund 11-A, Ltd.(a)      1996         1995         1994         1993         1992
----------------------------  -----------  -----------  -----------  -----------  -----------

Revenues                      $        -   $        -   $        -   $        -   $        -
Depreciation and
  Amortization                         -            -            -            -            -
Operating Loss                         -            -            -            -            -
Net Income                        76,223       82,703       67,994       44,919       59,315
Net Income per
  Limited Partnership Unit          1.62         1.75         1.44          .95         1.26
Weighted Average
  Number of Limited
  Partnership Units
  Outstanding                     46,725       46,725       46,725       46,725       46,725
General Partner's
  Deficit                       (164,426)    (165,188)    (166,015)    (166,695)    (167,144)
Limited Partners'
  Capital                      1,544,371    1,468,910    1,387,034    1,319,720    1,275,250
Total Assets                   1,390,726    1,314,503    1,231,800    1,163,806    1,118,887
Debt                                   -            -            -            -            -
General Partner Advances          10,781       10,781       10,781       10,781       10,781

(a) Activity in Cable TV Fund 11-A, Ltd. is limited to its 18 percent equity interest in Cable TV Joint Fund 11. See selected financial data for Cable TV Joint Fund 11.

                                         For the Year Ended December 31,
                            ----------------------------------------------------------
Cable TV Joint Fund 11         1996        1995        1994        1993        1992
--------------------------  ----------  ----------  ----------  ----------  ----------
Revenues                    $3,726,329  $3,632,675  $3,296,103  $3,292,675  $3,244,023
Depreciation and
  Amortization                 442,456     545,237     522,593     517,441     499,110
Operating Income               396,465     296,393     309,189     416,589     426,058
Net Income                     418,346     453,912     373,181     246,536     325,547
Partners' Capital            7,470,103   7,051,757   6,597,845   6,224,664   5,978,128
Total Assets                 8,028,846   7,504,046   7,099,110   6,610,142   6,723,916
Debt                             3,679       9,917      26,385      20,129      29,188
Advances from
  Jones Intercable, Inc.             -      45,258      72,764      32,825      52,745

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

       The following discussion of Cable TV Fund 11-A, Ltd.'s (the "Partnership") and Cable TV Joint Fund 11's ("Joint Fund 11") financial condition and results of operations contains, in addition to historical information, forward-looking statements that are based upon certain assumptions and are subject to a number of risks and uncertainties. The Partnership's and Joint Fund 11's actual results may differ significantly from the results predicted in such forward-looking statements.

FINANCIAL CONDITION
-------------------

Cable TV Fund 11-A, Ltd. -
------------------------

       The Partnership's original investment in Joint Fund 11 was $8,200,000 and is accounted for using the equity method. This investment has increased by $76,223 to $1,390,726 at December 31, 1996 from $1,314,503 at December 31, 1995.
This increase represents the Partnership's proportionate share of income generated by Joint Fund 11. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations for Joint Fund 11 for details pertaining to its financial condition.

       Joint Fund 11 has entered into an asset purchase agreement to sell the Manitowoc System to the General Partner. Because the City of Manitowoc had not consented to the transfer of the franchise by the asset purchase agreement's original expiration date of September 30, 1996, Joint Fund 11 and the General Partner amended the asset purchase agreement to extend the period in which to close the sale of the Manitowoc System to June 30, 1997. Under the terms of the asset purchase agreement, as amended, the sales price of the Manitowoc System will be $16,122,333.

       The closing of the sale of the Manitowoc System is subject to the approval of the limited partners of each of the partnerships that comprise Joint Fund 11. There can be no assurance that such approvals will be obtained. The General Partner, on behalf of the partnerships that comprise Joint Fund 11, is in the process of preparing proxy solicitation materials to seek the approval of the limited partners of the four constituent partnerships of Joint Fund 11.

       The Partnership will receive 18 percent of the net sales proceeds, estimated to total approximately $3,516,674. The Partnership will repay $10,781 to the General Partner and the remaining proceeds of approximately $3,505,893 will be available for the Partnership to distribute. The Partnership also will distribute its cash on hand from the remaining proceeds from the prior sales of systems and from operations. Cash generated from operations of approximately $250,092 will be distributed 99 percent to the limited partners and 1 percent to the General Partner. Because limited partners have already received distributions in an amount in excess of the capital initially contributed to the Partnership by the limited partners, the Partnership's portion of the remaining proceeds from the sale of other Wisconsin systems formerly owned by the Venture and the net proceeds from the sale of the Manitowoc System will be distributed 75 percent to the limited partners and 25 percent to the General Partner. Based upon pro forma financial information as of December 31, 1996, the limited partners of the Partnership, as a group, will receive approximately $2,687,481 and the General Partner will receive approximately $818,412. As a result, it is anticipated that the limited partners will receive approximately $58 for each $500 limited partnership interest, or approximately $115 for each $1,000 invested in the Partnership. Once the Partnership has completed the distribution of these amounts, limited partners of the Partnership will have received a total of approximately $1,269 for each $500 limited partnership interest, or approximately $2,538 for each $1,000 invested in the Partnership, taking into account the prior distributions to limited partners made in 1988 and 1990. After the Partnership distributes these amounts, the Partnership will be dissolved and liquidated.

Cable TV Joint Fund 11 -
----------------------

       Joint Fund 11 has entered into an asset purchase agreement to sell the Manitowoc System to the General Partner. Because the City of Manitowoc had not consented to the transfer of the franchise by the asset purchase agreement's original expiration date of September 30, 1996, Joint Fund 11 and the General Partner amended the asset purchase agreement to extend the period in which to close the sale of the Manitowoc System to June 30, 1997. Under the terms of the asset purchase agreement, as amended, the sales price of the Manitowoc System will be $16,122,333.

       The closing of the sale of the Manitowoc System is subject to the approval of the limited partners of each of the partnerships that comprise Joint Fund 11. There can be no assurance that such approvals will be obtained. The General Partner, on behalf of the partnerships that comprise Joint Fund 11, is in the process of preparing proxy solicitation materials to seek the approval of the limited partners of the four constituent partnerships of Joint Fund 11.

       Upon the consummation of the proposed sale of the Manitowoc System, Joint Fund 11 will pay all of its indebtedness, which totaled $3,679 at December 31, 1996, and then the net sales proceeds plus cash on hand will be distributed to Cable TV Fund 11-A, Ltd., Cable TV Fund 11-B, Ltd., Cable TV Fund 11-C, Ltd. and Cable TV Fund 11-D, Ltd. The net sales proceeds plus cash on hand will be distributed as follows: Cable TV Fund 11-A, Ltd. will receive approximately $3,516,674; Cable TV Fund 11-B, Ltd. will receive approximately $1,501,632; Cable TV Fund 11-C, Ltd. will receive approximately $5,232,549 and Cable TV Fund 11-D, Ltd. will receive approximately $9,050,322. After Joint Fund 11 distributes the proceeds from the sale of the Manitowoc System to its partners, Joint Fund 11 will be liquidated and dissolved.

       Joint Fund 11 had no bank debt outstanding at December 31, 1996.

       During 1996, Joint Fund 11 expended approximately $367,000 for capital expenditures in the Manitowoc System. These expenditures were used for various enhancements to maintain the value of the system until it is sold and were funded from cash generated from operations. Capital expenditures in 1997 for the Manitowoc System will consist of expenditures necessary to maintain the value of the Manitowoc System until it is sold. Joint Fund 11 has sufficient liquidity and capital resources, including cash on hand and its ability to generate cash from operations, to meet its anticipated needs.

RESULTS OF OPERATIONS
---------------------

Cable TV Fund 11-A, Ltd. -
------------------------

       On June 30, 1988, the Partnership sold the cable television system serving portions of Anne Arundel County, Maryland. This was the Partnership's only directly owned operating system and, as a result, the Partnership has had no operations since this transaction. The Partnership retains its 18 percent ownership interest in Joint Fund 11. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations for Joint Fund 11 for details pertaining to its operations.

Cable TV Joint Fund 11 -
----------------------

       1996 compared to 1995
       ---------------------

       Revenues in Joint Fund 11's Manitowoc System increased $93,654, or approximately 3 percent, to $3,726,329 in 1996 compared to $3,632,675 in 1995. An increase in the number of basic subscribers primarily accounted for the increase in revenues in 1996. The number of basic subscribers increased by 255 subscribers, or approximately 2 percent, to 11,055 at December 31, 1996 from 10,800 at December 31, 1995. No other individual factor contributed significantly to the increase in revenues.

       Operating expenses consist primarily of costs associated with the operation and administration of the Manitowoc System. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

       Operating expenses in the Manitowoc System increased $107,377, or approximately 5 percent, to $2,434,731 in 1996 compared to $2,327,354 in 1995. Operating expenses represented approximately 65 percent of revenues in 1996 compared to approximately 64 percent of revenues in 1995. The increase in operating expenses was due primarily to an increase in programming expenses and an increase in copyright fees. No other individual factor significantly affected the increase in operating expenses.

       Management fees and allocated overhead from the General Partner decreased $11,014, or approximately 2 percent, to $452,677 in 1996 compared to $463,691 in 1995. The decrease was due to a decrease in allocated overhead from the General Partner.

       Depreciation and amortization expense decreased $102,781, or approximately 19 percent, to $442,456 in 1996 compared to $545,237 in 1995, due to the maturation of the intangible asset base.

       Operating income increased $100,072, or approximately 34 percent, to $396,465 in 1996 compared to $296,393 in 1995. The increase was due to the increase in revenues and the decreases in depreciation and amortization expense and management fees and allocated overhead from the General Partner exceeding the increase in operating expenses.

       The cable television industry generally measures the financial performance of a cable television system in terms of operating income before depreciation and amortization. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization decreased $2,709, or less than 1 percent, to $838,921 in 1996 compared to $841,630. The decrease was due to the increase in operating expenses exceeding the increase in revenues and decrease in management fees and allocated overhead from the General Partner.

       Interest income decreased $5,202, or approximately 3 percent, to $161,078 in 1996 compared to $166,280 in 1995. This decrease was due to lower interest rates on interest-bearing accounts in 1996.

       Other expense totaled $139,197 in 1996 compared to other income of $1,242 in 1995. This change was due primarily to additional expenses incurred in 1996 from a sales and use tax audit. There are no open audits as of December 31, 1996.

       Net income of Joint Fund 11 decreased $35,566, or approximately 8 percent, to $418,346 in 1996 compared to $453,912 in 1995. The decrease was due primarily to the increase in other expense.

       1995 compared to 1994
       ---------------------

       Revenues in Joint Fund 11's Manitowoc System increased $336,572, or approximately 10 percent, to $3,632,675 in 1995 compared to $3,296,103 in 1994. An increase in the subscriber base accounted for approximately 55 percent of the increase in revenues in 1995. The number of basic subscribers increased by 581 subscribers, or approximately 6 percent, to 10,800 at December 31, 1995 from 10,219 at December 31, 1994. The number of premium subscriptions increased by 614 subscriptions, or approximately 9 percent, to 7,253 at December 31, 1995 from 6,639 at December 31, 1994. Basic service rate increases accounted for approximately 14 percent of the increase in revenues. An increase in advertising sales activity accounted for approximately 22 percent of the increase in revenues. No other individual factor contributed significantly to the increase in revenues.

       Operating expenses in the Manitowoc System increased $300,591, or approximately 15 percent, to $2,327,354 in 1995 compared to $2,026,763 in 1994. Operating expenses represented approximately 64 percent of revenues in 1995 compared to approximately 61 percent of revenues in 1994. The increase in expenses was primarily due to an increase in programming fees, property tax expense and advertising sales related expenses. The increase in advertising sales related expenses was due, in part, to an increase in advertising sales activity. No other individual factor significantly affected the increase in operating expenses.

       Management fees and allocated overhead from the General Partner increased $26,133, or approximately 6 percent, to $463,691 for 1995 compared to $437,558 in 1994. The increase was due to the increase in revenues, upon which such fees and allocations are based, and increases in allocated expenses from the General Partner.

       Depreciation and amortization expense increased $22,644, or approximately 4 percent, to $545,237 in 1995 compared to $522,593 in 1994 due to capital additions in 1995 and 1994.

       Operating income decreased $12,796, or approximately 4 percent, to $296,393 in 1995 compared to $309,189 in 1994. The decrease was due to the increases in operating expenses, management fees and allocated overhead from the General Partner and depreciation and amortization expense exceeding the increase in revenues.

       Operating income before depreciation and amortization increased $9,848, or approximately 1 percent, to $841,630 for 1995 compared to $831,782 in 1994. The increase was due to the increase in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

       Interest income increased $79,146, or approximately 91 percent, to $166,280 in 1995 compared to $87,134 in 1994. This increase was due to higher cash balances and higher interest rates on interest-bearing accounts in 1995.

       Interest expense decreased $5,713, or approximately 36 percent, to $10,003 in 1995 compared to $15,716 in 1994. The decrease was due to lower outstanding balances on interest bearing obligations in 1995.

       Net income of Joint Fund 11 increased $80,731, or approximately 22 percent, to $453,912 in 1995 compared to $373,181 in 1994. The increase was due primarily to the increase in interest income.

 Financial Statements
 --------------------


                          CABLE TV FUND 11-A, LTD. AND
                          ----------------------------
                             CABLE TV JOINT FUND 11
                             ----------------------

                              FINANCIAL STATEMENTS
                              --------------------

                        AS OF DECEMBER 31, 1996 AND 1995
                        --------------------------------

                                     INDEX
                                     -----



                                                         Page
                                                ----------------------

                                                 11-A   Joint Fund 11
                                                 ----   -------------

 Report of Independent Public Accountants         17          25

 Balance Sheets                                   18          26

 Statements of Operations                         19          28

 Statements of Partners' Capital (Deficit)        20          29

 Statements of Cash Flows                         21          30

 Notes to Financial Statements                    22          31

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To the Partners of Cable TV Fund 11-A, Ltd.:

       We have audited the accompanying balance sheets of CABLE TV FUND 11-A, LTD. (a Colorado limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cable TV Fund 11-A, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                                 ARTHUR ANDERSEN LLP



Denver, Colorado,
 March 7, 1997.

                            CABLE TV FUND 11-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                                 BALANCE SHEETS
                                 --------------


                                                          December 31,
                                                  ---------------------------
       ASSETS (Note 1)                                1996           1995
       ------                                     ------------   ------------
INVESTMENT IN  CABLE TELEVISION
 JOINT VENTURE                                    $  1,390,726   $  1,314,503
                                                  ============   ============

   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
   -------------------------------------------

LIABILITIES:
 Payable to General Partner                       $     10,781   $     10,781
                                                  ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
 General Partner-
  Contributed capital                                    1,000          1,000
  Distributions                                    (11,079,511)   (11,079,511)
  Accumulated earnings                              10,914,085     10,913,323
                                                  ------------   ------------

                                                      (164,426)      (165,188)
                                                  ------------   ------------

 Limited Partners-
  Net contributed capital
    (46,725 units outstanding
    at December 31, 1996 and 1995)                  19,516,170     19,516,170
  Distributions                                    (56,599,297)   (56,599,297)
  Accumulated earnings                              38,627,498     38,552,037
                                                  ------------   ------------

                                                     1,544,371      1,468,910
                                                  ------------   ------------

     Total liabilities and partners'
      capital (deficit)                           $  1,390,726   $  1,314,503
                                                  ============   ============

                 The accompanying notes to financial statements are an integral part of these balance sheets.

                            CABLE TV FUND 11-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                    For the Year Ended December 31,
                                    -------------------------------
                                       1996     1995     1994
                                      ------   ------   ------

EQUITY IN NET INCOME OF CABLE
  TELEVISION JOINT VENTURE            $76,223  $82,703  $67,994
                                      -------  -------  -------

NET INCOME                            $76,223  $82,703  $67,994
                                      =======  =======  =======

ALLOCATION OF NET INCOME:
  General Partner                     $   762  $   827  $   680
                                      =======  =======  =======

  Limited Partners                    $75,461  $81,876  $67,314
                                      =======  =======  =======

NET INCOME PER LIMITED
  PARTNERSHIP UNIT                    $  1.62  $  1.75  $  1.44
                                      =======  =======  =======

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING        46,725   46,725   46,725
                                      =======  =======  =======

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                            CABLE TV FUND 11-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                   -----------------------------------------

                                   For the Year Ended December 31,
                                -------------------------------------
                                   1996         1995         1994
                                -----------  -----------  -----------

GENERAL PARTNER:
  Balance, beginning of year    $ (165,188)  $ (166,015)  $ (166,695)
  Net income for year                  762          827          680
                                ----------   ----------   ----------

  Balance, end of year          $ (164,426)  $ (165,188)  $ (166,015)
                                ==========   ==========   ==========


LIMITED PARTNERS:
  Balance, beginning of year    $1,468,910   $1,387,034   $1,319,720
  Net income for year               75,461       81,876       67,314
                                ----------   ----------   ----------

  Balance, end of year          $1,544,371   $1,468,910   $1,387,034
                                ==========   ==========   ==========

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                            CABLE TV FUND 11-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                          For the Year Ended December 31,
                                                          -------------------------------
                                                            1996       1995       1994
                                                          ---------  ---------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $ 76,223   $ 82,703   $ 67,994
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Equity in net income of cable
        television joint venture                           (76,223)   (82,703)   (67,994)
                                                          --------   --------   --------

             Net cash provided by operating activities           -          -          -
                                                          --------   --------   --------

Cash, beginning of year                                          -          -          -
                                                          --------   --------   --------

Cash, end of year                                         $      -   $      -   $      -
                                                          ========   ========   ========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                           $      -   $      -   $      -
                                                          ========   ========   ========


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                            CABLE TV FUND 11-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


(1)    ORGANIZATION AND PARTNERS' INTERESTS
       ------------------------------------

       Formation and Business
       ----------------------

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

       Proposed Sale of Cable Television System
       ----------------------------------------

       Joint Fund 11 has entered into an asset purchase agreement to sell the Manitowoc System to the General Partner. Because the City of Manitowoc had not consented to the transfer of the franchise by the asset purchase agreement's original expiration date of September 30, 1996, Joint Fund 11 and the General Partner amended the asset purchase agreement to extend the period in which to close the sale of the Manitowoc System to June 30, 1997. Under the terms of the asset purchase agreement, as amended, the sales price of the Manitowoc System will be $16,122,333.

       The closing of the sale of the Manitowoc System is subject to the approval of the limited partners of each of the partnerships that comprise Joint Fund 11. There can be no assurance that such approvals will be obtained. The General Partner, on behalf of the partnerships that comprise Joint Fund 11, is in the process of preparing proxy solicitation materials to seek the approval of the limited partners of the four constituent partnerships of Joint Fund 11.

       The Partnership will receive 18 percent of the net sales proceeds, estimated to total approximately $3,516,674. The Partnership will repay $10,781 to the General Partner and the remaining proceeds of approximately $3,505,893 will be available for the Partnership to distribute. The Partnership also will distribute its cash on hand from the remaining proceeds from the prior sales of systems and from operations. Cash generated from operations of approximately $250,092 will be distributed 99 percent to the limited partners and 1 percent to the General Partner. Because limited partners have already received distributions in an amount in excess of the capital initially contributed to the Partnership by the limited partners, the Partnership's portion of the remaining proceeds from the sale of other Wisconsin systems formerly owned by the Venture and the net proceeds from the sale of the Manitowoc System will be distributed 75 percent to the limited partners and 25 percent to the General Partner. Based upon pro forma financial information as of December 31, 1996, the limited partners of the Partnership, as a group, will receive approximately $2,687,481 and the General Partner will receive approximately $818,412. As a result, it is anticipated that the limited partners will receive approximately $58 for each $500 limited partnership interest, or approximately $115 for each $1,000 invested in the Partnership. Once the Partnership has completed the distribution of these amounts, limited partners of the Partnership will have received a total of approximately $1,269 for each $500 limited partnership interest, or approximately $2,538 for each $1,000 invested in the Partnership, taking into account the prior distributions to limited partners made in 1988 and 1990. After the Partnership distributes these amounts, the Partnership will be dissolved and liquidated.

       Contributed Capital
       -------------------

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

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       ------------------------------------------

       Accounting Records
       ------------------

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

       Investment in Cable Television Joint Venture
       --------------------------------------------

       The Partnership's investment in Joint Fund 11 is accounted for under the equity method due to the Partnership's influence on Joint Fund 11 as a General Partner. When compared to the December 31, 1995 balance, this investment has increased by $76,223. This increase represents the Partnership's proportionate share of income generated by Joint Fund 11 during 1996. The operations of Joint Fund 11 are significant to the Partnership and should be reviewed in conjunction with these financial statements. Reference is made to the accompanying financial statements of Joint Fund 11 on pages 26 to 30.

(3)    TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES
       ----------------------------------------------------

       Management Fees and Distribution Ratios
       ---------------------------------------

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

(4)    INCOME TAXES
       ------------

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

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------

To the Partners of Cable TV Joint Fund 11:

       We have audited the accompanying balance sheets of CABLE TV JOINT FUND 11 (a Colorado general partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the General Partners' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cable TV Joint Fund 11 as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                                   ARTHUR ANDERSEN LLP



Denver, Colorado,
 March 7, 1997.

                            CABLE TV JOINT FUND 11
                            ----------------------
                            (A General Partnership)

                                BALANCE SHEETS
                                --------------

                                                              December 31,
                                                       --------------------------
                  ASSETS (Note 1)                          1996          1995
                  ------                               -----------   ------------
CASH                                                   $ 3,573,400   $ 2,984,284

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $9,076 and $6,374 at
  December 31, 1996 and 1995, respectively                 102,383       133,491

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                 6,472,080     7,957,720
  Less- accumulated depreciation                        (4,030,821)   (5,441,063)
                                                       -----------   -----------

               Total investment in cable television
                 properties                              2,441,259     2,516,657

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES          1,911,804     1,869,614
                                                       -----------   -----------

               Total assets                            $ 8,028,846   $ 7,504,046
                                                       ===========   ===========

                 The accompanying notes to financial statements are an integral part of these balance sheets.

                            CABLE TV JOINT FUND 11
                            ----------------------
                            (A General Partnership)

                                BALANCE SHEETS
                                --------------

                                                             December 31,
                                                   -----------------------------
      LIABILITIES AND PARTNERS' CAPITAL                 1996            1995
      ---------------------------------            -------------   -------------
LIABILITIES:
 Capital lease obligations                         $       3,679   $       9,917
 Accounts payable-Jones Intercable, Inc.                       -          45,258
 Trade accounts payable and accrued liabilities          533,675         381,765
 Subscriber prepayments                                   21,389          15,349
                                                   -------------   -------------

   Total liabilities                                     558,743         452,289
                                                   -------------   -------------

PARTNERS' CAPITAL:
 Contributed capital                                  45,000,000      45,000,000
 Distributions                                      (118,914,493)   (118,914,493)
 Accumulated earnings                                 81,384,596      80,966,250
                                                   -------------   -------------

                                                       7,470,103       7,051,757
                                                   -------------   -------------

   Total liabilities and
    partners' capital                              $   8,028,846   $   7,504,046
                                                   =============   =============

                 The accompanying notes to financial statements are an integral part of these balance sheets.

                            CABLE TV JOINT FUND 11
                            ----------------------
                            (A General Partnership)

                           STATEMENTS OF OPERATIONS
                           ------------------------


                                                              For the Year Ended December 31,
                                                           -------------------------------------
                                                              1996         1995         1994
                                                           -----------  -----------  -----------
REVENUES                                                   $3,726,329   $3,632,675   $3,296,103

COSTS AND EXPENSES:
  Operating expenses                                        2,434,731    2,327,354    2,026,763
  Management fees and allocated
    overhead from Jones Intercable, Inc.                      452,677      463,691      437,558
  Depreciation and amortization                               442,456      545,237      522,593
                                                           ----------   ----------   ----------

OPERATING INCOME                                              396,465      296,393      309,189
                                                           ----------   ----------   ----------

OTHER INCOME (EXPENSE):
  Interest expense                                                  -      (10,003)     (15,716)
  Interest income                                             161,078      166,280       87,134
  Other, net                                                 (139,197)       1,242       (7,426)
                                                           ----------   ----------   ----------

        Total other income (expense), net                      21,881      157,519       63,992
                                                           ----------   ----------   ----------

NET INCOME                                                 $   418,346  $  453,912   $  373,181
                                                            ==========  ==========   ==========

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                            CABLE TV JOINT FUND 11
                            ----------------------
                            (A General Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
                        -------------------------------



                                     For the Year Ended December 31,
                                   ----------------------------------
                                      1996        1995        1994
                                   ----------  ----------  ----------
CABLE TV FUND 11-A, LTD. (18%):
  Balance, beginning of year       $1,314,503  $1,231,800  $1,163,806
  Net income for year                  76,223      82,703      67,994
                                   ----------  ----------  ----------
  Balance, end of year             $1,390,726  $1,314,503  $1,231,800
                                   ----------  ----------  ----------

CABLE TV FUND 11-B, LTD. (8%):
  Balance, beginning of year       $  585,797  $  550,483  $  521,450
  Net income for year                  32,547      35,314      29,033
                                   ----------  ----------  ----------
  Balance, end of year             $  618,344  $  585,797  $  550,483
                                   ----------  ----------  ----------

CABLE TV FUND 11-C, LTD. (27%):
  Balance, beginning of year       $2,439,393  $2,316,337  $2,215,168
  Net income for year                 113,414     123,056     101,169
                                   ----------  ----------  ----------
  Balance, end of year             $2,552,807  $2,439,393  $2,316,337
                                   ----------  ----------  ----------

CABLE TV FUND 11-D, LTD. (47%):
  Balance, beginning of year       $2,712,064  $2,499,225  $2,324,240
  Net income for year                 196,162     212,839     174,985
                                   ----------  ----------  ----------
  Balance, end of year             $2,908,226  $2,712,064  $2,499,225
                                   ----------  ----------  ----------

TOTAL:
  Balance, beginning of year       $7,051,757  $6,597,845  $6,224,664
  Net income for year                 418,346     453,912     373,181
                                   ----------  ----------  ----------
  Balance, end of year             $7,470,103  $7,051,757  $6,597,845
                                   ==========  ==========  ==========

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                            CABLE TV JOINT FUND 11
                            ----------------------
                            (A General Partnership)

                           STATEMENTS OF CASH FLOWS
                           ------------------------


                                                               For the Year Ended December 31,
                                                            -------------------------------------
                                                               1996         1995         1994
                                                            -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $  418,346   $  453,912   $  373,181
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                            442,456      545,237      522,593
      Decrease (increase) in trade receivables                  31,108      (41,381)     (41,640)
      Increase in deposits, prepaid
        expenses and deferred charges                          (42,112)     (43,080)      (1,372)
      Increase (decrease) in trade accounts
        payable, accrued liabilities and
        subscriber prepayments                                 157,950       (5,002)      69,592
      Increase (decrease) in advances from
        Jones Intercable, Inc.                                 (45,258)     (27,506)      39,939
                                                            ----------   ----------   ----------

               Net cash provided by operating activities       962,490      882,180      962,293
                                                            ----------   ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                     (367,136)    (311,031)    (379,930)
                                                            ----------   ----------   ----------

               Net cash used in investing activities          (367,136)    (311,031)    (379,930)
                                                            ----------   ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                           -            -       18,264
  Repayment of debt                                             (6,238)     (16,468)     (12,008)
                                                            ----------   ----------   ----------

               Net cash provided by (used in)
                 financing activities                           (6,238)     (16,468)       6,256
                                                            ----------   ----------   ----------

Increase in cash                                               589,116      554,681      588,619

Cash, beginning of year                                      2,984,284    2,429,603    1,840,984
                                                            ----------   ----------   ----------

Cash, end of year                                           $3,573,400   $2,984,284   $2,429,603
                                                            ==========   ==========   ==========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                             $    8,306   $   10,003   $   15,716
                                                            ==========   ==========   ==========

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                            CABLE TV JOINT FUND 11
                            ----------------------
                            (A General Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


(1)    ORGANIZATION AND PARTNERS' INTERESTS
       ------------------------------------

       Formation and Business
       ----------------------

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

       Proposed Sale of Cable Television System
       ----------------------------------------

       Joint Fund 11 has entered into an asset purchase agreement to sell the Manitowoc System to the General Partner. Because the City of Manitowoc had not consented to the transfer of the franchise by the asset purchase agreement's original expiration date of September 30, 1996, Joint Fund 11 and the General Partner amended the asset purchase agreement to extend the period in which to close the sale of the Manitowoc System to June 30, 1997. Under the terms of the asset purchase agreement, as amended, the sales price of the Manitowoc System will be $16,122,333.

       The closing of the sale of the Manitowoc System is subject to the approval of the limited partners of each of the partnerships that comprise Joint Fund 11. There can be no assurance that such approvals will be obtained. The General Partner, on behalf of the partnerships that comprise Joint Fund 11, is in the process of preparing proxy solicitation materials to seek the approval of the limited partners of the four constituent partnerships of Joint Fund 11.

       Upon the consummation of the proposed sale of the Manitowoc System, Joint Fund 11 will pay all of its indebtedness, which totaled $3,679 at December 1996, and then the net sales proceeds plus cash on hand will be distributed to the Joint Venture Partners in proportion to their ownership interests in Joint Fund
11.  The net sales proceeds plus cash on hand will be distributed as follows:
Fund 11-A will receive approximately $3,516,674; Fund 11-B will receive approximately $1,501,632; Fund 11-C will receive approximately $5,232,549 and Fund 11-D will receive approximately $9,050,322.

       Contributed Capital, Sharing Ratios and Distributions
       -----------------------------------------------------

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
                                     ----
                                     100%
                                     ====

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       ------------------------------------------

       Accounting Records
       ------------------

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

       Property, Plant and Equipment
       -----------------------------

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

       Property, plant and equipment and the corresponding accumulated depreciation are written off as certain assets become fully depreciated and are no longer in service.

       Intangible Assets
       -----------------

       Costs assigned to franchises and subscriber lists were amortized using the straight-line method over their estimated useful lives. These costs have been fully amortized.

       Revenue Recognition
       -------------------

       Subscriber prepayments are initially deferred and recognized as revenue when earned.

(3)    TRANSACTIONS WITH JONES INTERCABLE, INC. AND AFFILIATES
       -------------------------------------------------------

       Management Fees and Reimbursements
       ----------------------------------

       Intercable manages Joint Fund 11 and receives a fee for its services equal to 5 percent of the gross revenues, excluding revenues from the sale of the cable television systems or franchises. Management fees paid to Intercable during 1996, 1995 and 1994 were $186,316, $181,634 and $164,805, respectively.

       Intercable is reimbursed for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs.

Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to Joint Fund 11. Such services, and their related costs, are necessary to the operations of the Venture and would have been incurred by the Venture if it was a stand alone entity. Allocations of personnel costs are primarily based on actual time spent by employees of Intercable with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by Intercable and certain of its subsidiaries. Systems owned by Intercable and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. Intercable believes that the methodology used in allocating overhead and administrative expenses is reasonable. The amount of allocated overhead and administrative expenses charged to Joint Fund 11 during 1996, 1995 and 1994 was $266,361, $282,057 and $272,753, respectively.

       Joint Fund 11 was charged interest during 1996 at an average interest rate of 8.58 percent on the amounts due Intercable, which approximated Intercable's weighted average cost of borrowings. Total interest charged during 1996, 1995 and 1994 was $5,640, $6,848 and $13,306, respectively.

       Payments to/from Affiliates for Programming Services
       ----------------------------------------------------

       Joint Fund 11 receives programming from Superaudio, Jones Education Company and Product Information Network, all of which are affiliates of Intercable.

       Payments to Superaudio totaled $7,138, $6,318 and $6,105 in 1996, 1995 and 1994, respectively. Payments to Jones Education Company totaled $22,229, $19,519 and $8,848 in 1996, 1995 and 1994, respectively.

       Joint Fund 11 receives a commission from Product Information Network based on a percentage of advertising revenue and number of subscribers. Product Information Network paid commissions to Joint Fund 11 totaling $1,199, $4,559 and $510 in 1996, 1995 and 1994, respectively.

(4)    PROPERTY, PLANT AND EQUIPMENT
       -----------------------------

       Property, plant and equipment as of December 31, 1996 and 1995, consisted of the following:


                                                   1996          1995
                                               ------------  ------------

            Cable distribution systems         $ 5,976,411   $ 7,279,475
            Equipment and tools                    159,216       259,414
            Office furniture and equipment         128,648       147,163
            Buildings                              113,431       113,431
            Vehicles                                94,374       158,237
                                               -----------   -----------

                                                 6,472,080     7,957,720
           Less - accumulated depreciation      (4,030,821)   (5,441,063)
                                               -----------   -----------
                                               $ 2,441,259   $ 2,516,657
                                               ===========   ===========


(5)    DEBT
       ----

       Debt consists of capital lease obligations with maturities of 1 to 3 years. Installments due on debt principal for the five years in the period ending December 31, 2001, respectively, are: $1,559, $1,559, $561, $-0-
and $-0-.

(6)    INCOME TAXES
       ------------

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

(7)    SUPPLEMENTARY PROFIT AND LOSS INFORMATION
       -----------------------------------------


       Supplementary profit and loss information is presented below:

                                                For the Year Ended
                                                     December 31,
                                            ----------------------------
                                              1996      1995      1994
                                            --------  --------  --------
       Maintenance and repairs              $ 33,874  $ 27,102  $ 41,329
                                            ========  ========  ========

       Taxes, other than income and
        payroll taxes                       $ 13,113  $124,403  $ 52,294
                                            ========  ========  ========

       Advertising                          $ 47,800  $ 62,160  $ 81,763
                                            ========  ========  ========

       Depreciation of property,
        plant and equipment                 $442,456  $416,869  $379,817
                                            ========  ========  ========

       Amortization of intangible assets    $      -  $128,368  $142,776
                                            ========  ========  ========

           ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ---------------------------------------------------------
                      ACCOUNTING AND FINANCIAL DISCLOSURE
                      -----------------------------------

      None.

                                   PART III.
                                   ---------

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          ------------------------------------------------------------

          The Partnership itself has no officers or directors. Certain information concerning the directors and executive officers of the General Partner is set forth below. Directors of the General Partner serve until the next annual meeting of the General Partner and until their successors shall be elected and qualified.


       Glenn R. Jones           67  Chairman of the Board and Chief Executive Officer
       Derek H. Burney          57  Vice Chairman of the Board
       James B. O'Brien         47  President and Director
       Ruth E. Warren           47  Group Vice President/Operations
       Kevin P. Coyle           45  Group Vice President/Finance
       Christopher J. Bowick    41  Group Vice President/Technology
       George H. Newton         62  Group Vice President/Telecommunications
       Raymond L. Vigil         50  Group Vice President/Human Resources
       Cynthia A. Winning       45  Group Vice President/Marketing
       Elizabeth M. Steele      45  Vice President/General Counsel/Secretary
       Larry W. Kaschinske      37  Vice President/Controller
       Robert E. Cole           64  Director
       William E. Frenzel       68  Director
       Donald L. Jacobs         58  Director
       James J. Krejci          55  Director
       John A. MacDonald        43  Director
       Raphael M. Solot         63  Director
       Howard O. Thrall         49  Director
       Siim A. Vanaselja        40  Director
       Sanford Zisman           57  Director
       Robert B. Zoellick       43  Director

       Mr. Glenn R. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of the General Partner since its formation in 1970, and he was President from June 1984 until April 1988. Mr. Jones is the sole shareholder, President and Chairman of the Board of Directors of Jones International, Ltd. He is also Chairman of the Board of Directors of the subsidiaries of the General Partner and of certain other affiliates of the General Partner. Mr. Jones has been involved in the cable television business in various capacities since 1961, is a member of the Board of Directors and the Executive Committee of the National Cable Television Association. Additionally, Mr. Jones is a member of the Board of Governors for the American Society for Training and Development, and a member of the Board of Education Council of the National Alliance of Business. Mr. Jones is also a founding member of the James Madison Council of the Library of Congress. Mr. Jones has been the recipient of several awards including the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society; the President's Award from the Cable Television Public Affairs Association in recognition of Jones International's educational efforts through Mind Extension University (now Knowledge TV); the Donald G. McGannon Award for the advancement of minorities and women in cable from the United Church of Christ Office of Communications; the STAR Award from American Women in Radio and Television, Inc. for exhibition of a commitment to the issues and concerns of women in television and radio; the Cableforce 2000 Accolade awarded by Women in Cable in recognition of the General Partner's innovative employee programs; the Most Outstanding Corporate Individual Achievement Award from the International Distance Learning Conference for his contributions to distance education; the Golden Plate Award from the American Academy of Achievement for his advances in distance education; the Man of the Year named by the Denver chapter of the Achievement Rewards for College Scientists; and in 1994 Mr. Jones was inducted into Broadcasting and Cable's Hall of Fame.

          Mr. Derek H. Burney was appointed a Director of the General Partner in December 1994 and Vice Chairman of the Board of Directors on January 31, 1995. Mr. Burney joined BCE Inc., Canada's largest telecommunications company, in January 1993 as Executive Vice President, International. He has been the Chairman of Bell Canada International Inc., a subsidiary of BCE, since January 1993 and, in addition, has been Chief Executive Officer of BCI since July 1993. Prior to joining BCE, Mr. Burney served as Canada's ambassador to the United States from 1989 to 1992. Mr. Burney also served as chief of staff to the Prime Minister of Canada from March 1987 to January 1989 where he was directly involved with the negotiation of the U.S. - Canada Free Trade Agreement. In July 1993, he was named an Officer of the Order of Canada. He also is a director of Bell Cablemedia plc, Mercury Communications Limited, Videotron Holdings plc, Tele-Direct (Publications) Inc., Teleglobe Inc., Bimcor Inc., Rio Algom Limited, The Montreal General Hospital Corporation, The Japan Society, Moore Corporation Limited, Northbridge Programming Inc. and certain subsidiaries of Bell Canada International.

          Mr. James B. O'Brien, the General Partner's President, joined the General Partner in January 1982. Prior to being elected President and a Director of the General Partner in December 1989, Mr. O'Brien served as a Division Manager, Director of Operations Planning/Assistant to the CEO, Fund Vice President and Group Vice President/Operations. Mr. O'Brien was appointed to the General Partner's Executive Committee in August 1993. As President, he is responsible for the day-to-day operations of the cable television systems managed and owned by the General Partner. Mr. O'Brien is a board member of Cable Labs, Inc., the research arm of the U.S. cable television industry. He also serves as Vice Chairman and a director of the Cable Television Administration and Marketing Association and as a director and member of the Executive Committee of the Walter Kaitz Foundation, a foundation that places people of ethnic minority groups in positions with cable television systems, networks and vendor companies.

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

          Mr. Larry Kaschinske joined the General Partner in 1984 as a staff accountant in the General Partner's former Wisconsin Division, was promoted to Assistant Controller in 1990, named Controller in August 1994 and was elected Vice President/Controller in June 1996.

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

          Mr. William E. Frenzel was appointed a Director of the General Partner in April 1995. Mr. Frenzel has been a Guest Scholar since 1991 with the Brookings Institution, a research organization located in Washington D. C.
Until his retirement in January 1991, Mr. Frenzel served for twenty years in the United States House of Representatives, representing the State of Minnesota, where he was a member of the House Ways and Means Committee and its Trade Subcommittee, the Congressional Representative to the General Agreement on Tariffs and Trade (GATT), the Ranking Minority Member on the House Budget Committee and a member of the National Economic Commission. Mr. Frenzel also served in the Minnesota Legislature for eight years. He is a Distinguished Fellow of the Tax Foundation, Vice Chairman of the Eurasia Foundation, a Board Member of the U.S.-Japan Foundation, the Close-Up Foundation, Sit Mutual Funds and Chairman of the Japan-America Society of Washington.

          Mr. Donald L. Jacobs was appointed a Director of the General Partner in April 1995. Mr. Jacobs is a retired executive officer of TRW. Prior to his retirement, he was Vice President and Deputy Manager of the Space and Defense Sector; prior to that appointment, he was the Vice President and General Manager of the Defense Systems Group and prior to his appointment as Group General Manager, he was President of ESL, Inc., a wholly owned subsidiary of TRW.
During his career, Mr. Jacobs served on several corporate, professional and civic boards.

          Mr. James J. Krejci was President of the International Division of International Gaming Technology, International headquartered in Reno, Nevada, until March 1995. Prior to joining IGT in May 1994, Mr. Krejci was Group Vice President of Jones International, Ltd. and was Group Vice President of the General Partner. He also served as an officer of subsidiaries of Jones International, Ltd. until leaving the General Partner in May 1994. Mr. Krejci has been a Director of the General Partner since August 1987.

          Mr. John A. MacDonald was appointed a Director of the General Partner in November 1995. Mr. MacDonald is Executive Vice President of Business Development and Chief Technology Officer of Bell Canada International Inc.
Prior to joining Bell Canada in November 1994, Mr. MacDonald was President and Chief Executive Officer of The New Brunswick Telephone Company, Limited, a post he had held since March of that year. Prior to March 1994, Mr. MacDonald was with NBTel for 17 years serving in various capacities, including Market Planning Manager, Corporate Planning Manager, Manager of Systems Planning and Development and General Manager, Chief Engineer and General Manager of Engineering and Information Systems and Vice President of Planning. Mr. MacDonald was the former Chairman of the New Brunswick section of the Institute of Electrical and Electronic Engineers and also served on the Federal Government's Information Highway Advisory Council. Mr. MacDonald is Chairman of MediaLinx Interactive Inc. and Stentor Canadian Network Management and is presently a Governor of the Montreal Exchange. He also serves on the Board of Directors of Tele-Direct (Publications) Inc.,

Bell-Northern Research, Ltd., SRCI, Bell Sygma, Canarie Inc., and is a member of the University of New Brunswick Venture Campaign Cabinet.

          Mr. Raphael M. Solot was appointed a Director of the General Partner in March 1996. Mr. Solot is an attorney and has practiced law for 31 years with an emphasis on franchise, corporate and partnership law and complex litigation.

          Mr. Howard O. Thrall was appointed a Director of the General Partner in March 1996. Mr. Thrall had previously served as a Director of the General Partner from December 1988 to December 1994. Mr. Thrall is Senior Vice President-Corporate Development for First National Net, Inc., a leading service provider for the mortgage banking industry, and he heads First National Net's Washington, D.C. regional office. From September 1993 through July 1996, Mr. Thrall served as Vice President of Sales, Asian Region, for World Airways, Inc. headquartered at the Washington Dulles International Airport. From 1984 until August 1993, Mr. Thrall was with the McDonnell Douglas Corporation, where he concluded as a Regional Vice President, Commercial Marketing with the Douglas Aircraft Company subsidiary. Mr. Thrall is also a management and international marketing consultant, having active assignments with McDonnell Douglas Aerospace, JAL Trading, Inc., Technology Solutions Company, Cheong Kang Associated (Korea), Aero Investment Alliance, Inc. and Western Real Estate Partners, among others.

          Mr. Siim A. Vanaselja was appointed a Director of the General Partner in August 1996. Mr. Vanaselja joined BCE Inc., Canada's largest telecommunications company, in February 1994 as Assistant Vice-President, International Taxation. In June 1994, he was appointed Assistant Vice-President and Director of Taxation, and in February 1995, Mr. Vanaselja was appointed Vice-President, Taxation. On August 1, 1996, Mr. Vanaselja was appointed the Chief Financial Officer of Bell Canada International Inc., a subsidiary of BCE Inc. Prior to joining BCE Inc. and since August 1989, Mr. Vanaselja was a partner in the Toronto office of KPMG Peat Marwick Thorne. Mr. Vanaselja has been a member of the Institute of Chartered Accountants of Ontario since 1982 and is a member of the Canadian Tax Foundation, the Tax Executives Institute and the International Fiscal Association.

          Mr. Sanford Zisman was appointed a director of the General Partner in June 1996. Mr. Zisman is a member of the law firm, Zisman & Ingraham, P.C. of Denver, Colorado and has practiced law for 31 years, with an emphasis on tax, business and estate planning and probate administration. Mr. Zisman currently serves as a member of the Board of Directors of Saint Joseph Hospital, the largest hospital in Colorado, and he has served as Chairman of the Board, Chairman of the Finance Committee and Chairman of the Strategic Planning Committee of the hospital. Since 1992, he has also served on the Board of Directors of Maxim Series Fund, Inc., a subsidiary of Great-West Life Assurance Company.

          Mr. Robert B. Zoellick was appointed a Director of the General Partner in April 1995. Mr. Zoellick is Executive Vice President for Housing and Law of Fannie Mae, a federally chartered and stockholder-owned corporation that is the largest housing finance investor in the United States. From August 1992 to January 1993, Mr. Zoellick served as Deputy Chief of Staff of the White House and Assistant to the President. From May 1991 to August 1992, Mr. Zoellick served concurrently as the Under Secretary of State for Economic and Agricultural Affairs and as Counselor of the Department of State, a post he assumed in March 1989. From 1985 to 1988, Mr. Zoellick served at the Department of Treasury in a number of capacities, including Counselor to the Secretary. Mr. Zoellick received the Alexander Hamilton and Distinguished Service Awards, highest honors of the Departments of Treasury and State, respectively. The German Government awarded him the Knight Commanders Cross for his work on Germany unification. Mr. Zoellick currently serves on the boards of Alliance Capital, Said Holdings, the Council on Foreign Relations, the Congressional Institute, the German Marshall Fund of the U.S., the European Institute, the National Bureau of Asian Research, the American Council on Germany, the American Institute for Contemporary German Studies and the Overseas Development Council.



                        ITEM 11.  EXECUTIVE COMPENSATION
                        --------------------------------

          The Partnership has no employees; however, various personnel are required to operate the Manitowoc System. Such personnel are employed by the General Partner and, the cost of such employment is charged by the General Partner to the Venture as a direct reimbursement item. See Item 13.

    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS
    ----------------------------------------------------------------------

          As of March 4, 1997, no person or entity owned more than 5 percent of the limited partnership interests of the Partnership.


           ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           --------------------------------------------------------

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

TRANSACTIONS WITH THE GENERAL PARTNER

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

TRANSACTIONS WITH AFFILIATES

          Jones Education Company ("JEC") is owned 63% by Jones International, Ltd. ("International"), an affiliate of the General Partner, 9% by Glenn R. Jones, 12% by Bell Canada International Inc. ("BCI") and 16% by the General Partner. JEC operates two television networks, JEC Knowledge TV and Jones Computer Network. JEC Knowledge TV provides programming related to computers and technology; business, careers and finance; health and wellness; and global culture and languages. Jones Computer Network provides programming focused primarily on computers and technology. JEC sells its programming to certain cable television systems owned or managed by the General Partner.

          Jones Galactic Radio, Inc. is a company now owned by Jones International Networks, Ltd., an affiliate of International. Superaudio, a joint venture between Jones Galactic Radio, Inc. and an unaffiliated entity, provides satellite programming to certain cable television systems owned or managed by the General Partner.

          The Product Information Network Venture (the "PIN Venture") is a venture among a subsidiary of Jones International Networks, Ltd., an affiliate of International, and two unaffiliated cable system operators. The PIN Venture operates the Product Information Network ("PIN"), which is a 24-hour network that airs long-form advertising generally known as "infomercials." The PIN Venture generally makes incentive payments of approximately 60% of its net advertising revenue to the cable systems that carry its programming. Most of the General Partner's owned and managed systems carry PIN for all or part of each day. Revenues received by the

Venture from the PIN Venture relating to the Manitowoc System totaled approximately $1,199 for the year ended December 31, 1996.

          The charges to the Partnership and the Venture for related party transactions are as follows for the periods indicated:

                                              For the Year Ended December 31,
                                          -------------------------------------
Cable TV Fund 11-A                             1996          1995       1994
------------------                        ---------------  ---------  ---------
Amount of advances outstanding                   $ 10,781   $ 10,781   $ 10,781
Highest amount of advances outstanding             10,781     10,781     10,781

                                              For the Year Ended December 31,
                                          -------------------------------------
Cable TV Joint Fund 11                         1996          1995       1994
----------------------                    ---------------  ---------  ---------
Management fees                                  $186,316   $181,634   $164,805
Allocation of expenses                            266,361    282,057    272,753
Interest on advances paid to the
 General Partner                                    5,640      6,848     13,306
Amount of advances outstanding                          0     45,258     72,764
Highest amount of advances outstanding             45,258     77,215     72,764
Programming fees:
   Jones Education Company                         22,229     19,519      8,848
   Superaudio                                       7,138      6,318      6,105

                                    PART IV.
                                    --------

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
   -------------------------------------------------------------------------

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

     2.1          Asset Purchase Agreement dated
                  September 5, 1995 between Cable TV
                  Joint Fund 11 and Jones Intercable,
                  Inc. relating to the Manitowoc System.
                  (1)

     2.2          Amendment to Asset Purchase Agreement
                  dated September 30, 1996 between Cable
                  TV Joint Fund 11 and Jones Intercable, Inc.

     4.1          Limited Partnership Agreement of Cable
                  TV Fund 11-A, Ltd.  (2)

     10.1.1       Copy of a franchise and related
                  documents thereto granting a community
                  antenna television system franchise for
                  the City of Manitowoc, Wisconsin.
                  (Joint Fund 11)

     27           Financial Data Schedule
__________

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

                                           CABLE TV FUND 11-A, LTD.
                                           a Colorado limited partnership
                                           By:   Jones Intercable, Inc.

                                           By:/s/ Glenn R. Jones
                                              --------------------------------
                                              Glenn R. Jones
                                              Chairman of the Board and Chief
Dated:    March 14, 1997                      Executive Officer



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                           By:/s/ Glenn R. Jones
                                              --------------------------------
                                              Glenn R. Jones
                                              Chairman of the Board and Chief
                                              Executive Officer
Dated:    March 14, 1997                      (Principal Executive Officer)


                                           By:/s/ Kevin P. Coyle
                                              --------------------------------
                                              Kevin P. Coyle
                                              Group Vice President/Finance
Dated:    March 14, 1997                      (Principal Financial Officer)


                                           By:/s/ Larry Kaschinske
                                              --------------------------------
                                              Larry Kaschinske
                                              Vice President/Controller
Dated:    March 14, 1997                      (Principal Accounting Officer)


                                           By:/s/ James B. O'Brien
                                              --------------------------------
                                              James B. O'Brien
Dated:    March 14, 1997                      President and Director


                                           By:/s/ Derek H. Burney
                                              --------------------------------
                                              Derek H. Burney
Dated:    March 14, 1997                      Director


                                           By:/s/ Robert E. Cole
                                              --------------------------------
                                              Robert E. Cole
Dated:    March 14, 1997                      Director

                                           By:/s/ William E. Frenzel
                                              --------------------------------
                                              William E. Frenzel
Dated:    March 14, 1997                      Director


                                           By:/s/ Donald L. Jacobs
                                              --------------------------------
                                              Donald L. Jacobs
Dated:    March 14, 1997                      Director


                                           By:/s/ James J. Krejci
                                              --------------------------------
                                              James J. Krejci
Dated:    March 14, 1997                      Director


                                           By:
                                              --------------------------------
                                              John A. MacDonald
Dated:    March 14, 1997                      Director


                                           By:/s/ Raphael M. Solot
                                              --------------------------------
                                              Raphael M. Solot
Dated:    March 14, 1997                      Director


                                           By:
                                              --------------------------------
                                              Howard O. Thrall
Dated:    March 14, 1997                      Director


                                           By:/s/ Siim A. Vanaselja
                                              --------------------------------
                                              Siim A. Vanaselja
Dated:    March 14, 1997                      Director


                                           By:/s/ Sanford Zisman
                                              --------------------------------
                                              Sanford Zisman
Dated:    March 14, 1997                      Director


                                           By:/s/ Robert B. Zoellick
                                              --------------------------------
                                              Robert B. Zoellick
Dated:    March 14, 1997                      Director