Form 10-Q
period 1997-03-31
CABLE TV FUND 11-A LTD
filed 1997-05-13
CIK 725683

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 1997
                               --------------


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
                               --------------------    --------------------

                        Commission File Number:  0-11910


                           Cable TV Fund 11-A, LTD.
--------------------------------------------------------------------------------
               Exact name of registrant as specified in charter

Colorado                                                              84-0892990
--------------------------------------------------------------------------------
State of organization                                      I.R.S. employer I.D.#

   9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado  80155-3309
   ------------------------------------------------------------------------
                     Address of principal executive office

                                (303) 792-3111
                  ------------------------------------------
                         Registrant's telephone number


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X                                                          No
    --------                                                         ----------

                            CABLE TV FUND 11-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                                         March 31,     Decmber 31,
                        ASSETS                                             1997          1996
                        ------                                         ------------   ------------
INVESTMENT IN CABLE TELEVISION JOINT VENTURE                           $  1,421,819   $  1,390,726
                                                                       ============   ============


  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
  -------------------------------------------

LIABILITIES:
  General Partner advances                                             $     10,781   $     10,781
                                                                       ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                       1,000          1,000
    Distributions                                                       (11,079,511)   (11,079,511)
    Accumulated earnings                                                 10,914,396     10,914,085
                                                                       ------------   ------------

                                                                           (164,115)      (164,426)
                                                                       ------------   ------------

  Limited Partners-
    Net contributed capital (46,725 units outstanding
      at March 31, 1997 and December 31, 1996)                           19,516,170     19,516,170
    Distributions                                                       (56,599,297)   (56,599,297)
    Accumulated earnings                                                 38,658,280     38,627,498
                                                                       ------------   ------------

                                                                          1,575,153      1,544,371
                                                                       ------------   ------------

                  Total liabilities and partners' capital (deficit)    $  1,421,819   $  1,390,726
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

                            CABLE TV FUND 11-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------


                                        For the Three Months Ended
                                                March 31,
                                        --------------------------

                                              1997       1996
                                           -------    -------
EQUITY IN NET INCOME OF CABLE
  TELEVISION JOINT VENTURE                 $31,093    $ 7,858
                                           -------    -------

NET INCOME                                 $31,093    $ 7,858
                                           =======    =======

ALLOCATION OF NET INCOME:
  General Partner                          $   311    $    79
                                           =======    =======

  Limited Partners                         $30,782    $ 7,779
                                           =======    =======

NET INCOME PER LIMITED PARTNERSHIP UNIT       $.66    $   .17
                                           =======    =======

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING             46,725     46,725
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

                            CABLE TV FUND 11-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------


                                                                For the Three Months Ended
                                                                        March 31,
                                                               ---------------------------

                                                                       1997           1996
                                                               ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $ 31,093        $ 7,858
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Equity in net income of cable
        television joint venture                                    (31,093)        (7,858)
                                                               ------------   ------------


                  Net cash provided by operating activities               -              -
                                                               ------------   ------------

Cash, beginning of period                                                 -              -
                                                               ------------   ------------

Cash, end of period                                                $      -        $     -
                                                               ============   ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                    $      -        $     -
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

                            CABLE TV FUND 11-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 11-A, Ltd. (the "Partnership") at March 31, 1997 and December 31, 1996 and its Statements of Operations and Cash Flows for the three month periods ended March 31, 1997 and 1996. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The Partnership is a Colorado limited partnership that was formed pursuant to the public offering of limited partnership interests in the Cable TV Fund 11 Limited Partnership Program (the "Program"), which was sponsored by Jones Intercable, Inc. (the "General Partner"), to acquire, own and operate cable television systems in the United States. Cable TV Fund 11-B, Ltd. ("Fund 11-B"), Cable TV Fund 11-C, Ltd. ("Fund 11-C") and Cable TV Fund 11-D, Ltd. ("Fund 11-D") are other partnerships that were formed pursuant to the Program. The Partnership, Fund 11-B, Fund 11-C and Fund 11-D formed a general partnership known as Cable TV Joint Fund 11 (the "Venture") in which the Partnership owns an 18 percent interest. The Partnership does not directly own any cable television systems. The Partnership's only asset is its 18 percent ownership interest in the Venture, and the Venture's only asset is the cable television system serving subscribers in Manitowoc, Wisconsin (the "Manitowoc System").

(2) The Venture has entered into an asset purchase agreement to sell the Manitowoc System to a subsidiary of the General Partner. Because the City of Manitowoc had not consented to the transfer of the franchise by the asset purchase agreement's original expiration date of September 30, 1996, the Venture and the General Partner amended the asset purchase agreement to extend the period in which to close the sale of the Manitowoc System to June 30, 1997. Under the terms of the asset purchase agreement, as amended, the sales price of the Manitowoc System will be $16,122,333.

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

     After the sale of the Manitowoc System, the Partnership will receive 18 percent of the net sales proceeds plus cash on hand from operations and prior sales, estimated to total approximately $3,542,853. The Partnership will repay $10,781 to the General Partner and the remaining proceeds of approximately $3,532,072 will be available for the Partnership to distribute to its partners. Cash generated from operations of approximately $231,471 will be distributed 99 percent to the limited partners and 1 percent to the General Partner. Because limited partners have already received distributions in an amount in excess of the capital initially contributed to the Partnership by the limited partners, the Partnership's portion of the remaining proceeds from the sale of other Wisconsin systems formerly owned by the Venture and the net proceeds from the sale of the Manitowoc System will be distributed 75 percent to the limited partners and 25 percent to the General Partner. Based upon pro forma financial information as of March 31, 1997, the limited partners of the Partnership, as a group, will receive approximately $2,701,912 and the General Partner will receive approximately $830,160. As a result, it is anticipated that the limited partners will receive approximately $58 for each $500 limited partnership interest, or approximately $116 for each $1,000 invested in the Partnership. Once the Partnership has completed the distribution of these amounts, limited partners of the Partnership will have received a total of approximately $1,269 for each $500 limited partnership interest, or approximately $2,538 for each $1,000 invested in the Partnership, taking into account the prior distributions to limited partners made in 1988 and 1990. After the Partnership distributes these amounts, the Partnership will be dissolved and liquidated.

(3) The General Partner manages the Partnership and the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid by the Venture and attributable to the Partnership for the three month periods ended March 31, 1997 and 1996 (reflecting the Partnership's 18 percent interest in the Venture) were $8,562 and $8,408, respectively.

     The Venture reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Such services, and their related costs, are necessary to the operations of the Venture and would have been incurred by the Venture if it was a stand alone entity. Allocations of personnel costs are primarily based on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Venture's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries.
Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. The amount of allocated overhead and administrative expenses charged to the Venture and attributable to the Partnership for the three month periods ending March 31, 1997 and 1996 (reflecting the Partnership's 18 percent interest in the Venture) were $12,297 and $11,434, respectively.

(4)  Financial information regarding the Venture is presented below.

                            UNAUDITED BALANCE SHEETS
                            ------------------------

                                                       March 31,      December 31,
                                                          1997            1996
                                                     --------------  --------------
               ASSETS
              -------

Cash and trade receivables                           $   3,592,869   $   3,675,783

Investment in cable television properties                2,468,235       2,441,259

Other assets                                             1,868,371       1,911,804
                                                     -------------   -------------

          Total assets                               $   7,929,475   $   8,028,846
                                                     =============   =============

      LIABILITIES AND PARTNERS' CAPITAL
      ---------------------------------

Debt                                                 $       2,583   $       3,679

Payables and accrued liabilities                           286,135         555,064

Partners' contributed capital                           45,000,000      45,000,000

Distributions                                         (118,914,493)   (118,914,493)

Accumulated earnings                                    81,555,250      81,384,596
                                                     -------------   -------------

          Total liabilities and partners' capital    $   7,929,475   $   8,028,846
                                                     =============   =============

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                           For the Three Months Ended
                                                   March 31,
                                           --------------------------
                                                 1997        1996
                                           ------------   -----------
Revenues                                       $939,814   $ 922,895

Operating expenses                              581,516     578,068

Management fees and allocated overhead from
  Jones Intercable, Inc.                        114,485     108,902

Depreciation and amortization                   123,737     108,035
                                               --------   ---------

Operating income                                120,076     127,890
                                               --------   ---------

Interest expense                                   (616)     (4,849)

Interest income                                  51,040      55,674

Other, net                                          154    (135,584)
                                               --------   ---------

                  Net income                   $170,654   $  43,131
                                               ========   =========

     Management fees paid to the General Partner by the Venture totaled $46,991 and $46,145 for the three month periods ended March 31, 1997 and 1996, respectively. Reimbursements for allocated overhead and administrative expenses paid to the General Partner by the Venture totaled $67,494 and $62,757 for the three month periods ended March 31, 1997 and 1996, respectively.

                            CABLE TV FUND 11-A, LTD.
                            ------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------

FINANCIAL CONDITION
-------------------

     The Partnership owns an 18 percent interest in the Venture. The Partnership's investment in the Venture, accounted for under the equity method, has increased by $31,093 to $1,421,819 at March 31, 1997 from $1,390,726 at
December 31, 1996. This increase represents the Partnership's proportionate share of net income generated by the Venture during the first quarter of 1997.

     The Venture has entered into an asset purchase agreement to sell the Manitowoc System to a subsidiary of the General Partner. Because the City of Manitowoc had not consented to the transfer of the franchise by the asset purchase agreement's original expiration date of September 30, 1996, the Venture and the General Partner amended the asset purchase agreement to extend the period in which to close the sale of the Manitowoc System to June 30, 1997. Under the terms of the asset purchase agreement, as amended, the sales price of the Manitowoc System will be $16,122,333.

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

     After the sale of the Manitowoc System, the Partnership will receive 18 percent of the net sales proceeds plus cash on hand from operations and prior sales, estimated to total approximately $3,542,853. The Partnership will repay $10,781 to the General Partner and the remaining proceeds of approximately $3,532,072 will be available for the Partnership to distribute to its partners. Cash generated from operations of approximately $231,471 will be distributed 99 percent to the limited partners and 1 percent to the General Partner. Because limited partners have already received distributions in an amount in excess of the capital initially contributed to the Partnership by the limited partners, the Partnership's portion of the remaining proceeds from the sale of other Wisconsin systems formerly owned by the Venture and the net proceeds from the sale of the Manitowoc System will be distributed 75 percent to the limited partners and 25 percent to the General Partner. Based upon pro forma financial information as of March 31, 1997, the limited partners of the Partnership, as a group, will receive approximately $2,701,912 and the General Partner will receive approximately $830,160. As a result, it is anticipated that the limited partners will receive approximately $58 for each $500 limited partnership interest, or approximately $116 for each $1,000 invested in the Partnership. Once the Partnership has completed the distribution of these amounts, limited partners of the Partnership will have received a total of approximately $1,269 for each $500 limited partnership interest, or approximately $2,538 for each $1,000 invested in the Partnership, taking into account the prior distributions to limited partners made in 1988 and 1990. After the Partnership distributes these amounts, the Partnership will be dissolved and liquidated.

     During the first three months of 1997, the Venture expended approximately $144,000 for capital additions in the Manitowoc System. These capital additions were for various enhancements to maintain the value of the system until it is sold. These expenditures were funded from cash generated from operations.

     The Venture had no bank debt outstanding at March 31, 1997.

     The Venture has sufficient liquidity and capital resources, including cash on hand and its ability to generate cash from operations, to meet its anticipated needs.

RESULTS OF OPERATIONS
---------------------

     All of the Partnership's operations are generated through its 18 percent interest in the Venture.

     Revenues of the Venture increased $16,919, or approximately 2 percent, to $939,814 for the three month period ended March 31, 1997 compared to $922,895 in 1996. This increase in revenues was a result of increases in the number of basic service subscribers and basic service rate increases. The number of basic service subscribers increased by 326, or approximately 3 percent, to 11,692 at March 31, 1997 from 11,366 at March 31, 1996. This increase in basic service revenues was partially offset by decreases in premium service and advertising revenues. No other individual factor contributed to the increase in revenues.

     Operating expenses consist primarily of costs associated with the operation and administration of the Manitowoc System. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses in the Manitowoc System increased $3,448, or approximately 1 percent, to $581,516 for the three month period ended March 31, 1997 compared to $578,068 in 1996. Operating expenses represented approximately 62 percent of revenues in 1997 compared to approximately 63 percent of revenues in 1996. This increase was primarily due to an increase in programming expenses. No other individual factor contributed significantly to the increase in operating expenses.

     The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow increased $13,471, or approximately 4 percent, to $358,298 for the three month period ended March 31, 1997 compared to $344,827 in 1996. This increase was due to the increase in revenues exceeding the increase in operating expenses.

     Management fees and allocated overhead from the General Partner increased $5,583, or approximately 5 percent, to $114,485 for the three month period ended March 31, 1997 compared to $108,902 in 1996. This increase was primarily due to the increase in revenues, upon which such management fees and allocated expenses from the General Partner are based and the timing of certain expenses allocated from the General Partner.

     Depreciation and amortization expense increased $15,702, or approximately 15 percent, to $123,737 for the three month period ended March 31, 1997 compared to $108,035 in 1996 due to capital additions in 1996.

     Operating income decreased $7,814, or approximately 6 percent, to $120,076 for the three month period ended March 31, 1997 compared to $127,890 in 1996. This decrease was due to the increases in operating expenses, management fees and allocated overhead from the General Partner and depreciation and amortization expense exceeding the increase in revenues.

     Interest expense decreased $4,233, or approximately 87 percent, to $616 for the three month period ended March 31, 1997 compared to $4,849 in 1996. This decrease was due to lower outstanding balances on interest bearing obligations.

     Interest income decreased $4,634, or approximately 8 percent, to $51,040 for the three month period ended March 31, 1997 compared to $55,674 in 1996. This decrease was due to lower interest rates on interest-bearing accounts in 1997.

     The Venture had other income of $154 for the three month period ended March 31, 1997 compared to other expense of $135,584 in 1996. This change was due primarily to additional expenses incurred in 1996 from a sales and use tax audit.

     Net income of the Venture increased $127,523 to $170,654 for the three month period ended March 31, 1997 compared to $43,131 in 1996. This increase was due primarily to the decrease in other expense.

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


Dated:  May 13, 1997