Form 10-Q
period 1997-06-30
CABLE TV FUND 11-A LTD
filed 1997-08-11
CIK 725683

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1997
                               -------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

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

                                (303) 792-3111
                       ---------------------------------
                         Registrant's telephone number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                                          No ______
    -----

                           CABLE TV FUND 11-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS
                           ------------------------

          ASSETS                                        1997           1996
          ------                                    -------------  ------------
Investment in cable television joint venture      $     19,950   $  1,390,726

Distribution receivable from cable television
  joint venture                                      3,542,853              -
                                                   ------------   ------------

          Total assets                            $  3,562,803   $  1,390,726
                                                   ============   ============

    LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
    ------------------------------------------

LIABILITIES:
  General Partner advances                         $     10,781   $     10,781
  Distribution payable to General Partner               830,160              -
  Distribution payable to limited partners            2,701,912              -
                                                   ------------   ------------

          Total liabilities                           3,542,853         10,781
                                                   ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                   1,000          1,000
    Distributions                                   (11,909,671)   (11,079,511)
    Accumulated earnings                             11,451,610     10,914,085
                                                   ------------   ------------

                                                       (457,061)      (164,426)
                                                   ------------   ------------

  Limited Partners-
    Net contributed capital
      (46,725 units outstanding at
      June 30, 1997 and December 31, 1996)           19,516,170     19,516,170
    Distributions                                   (59,301,209)   (56,599,297)
    Accumulated earnings                             40,262,050     38,627,498
                                                   ------------   ------------

                                                        477,011      1,544,371
                                                   ------------   ------------

          Total liabilities and partners'
            capital (deficit)                      $  3,562,803   $  1,390,726
                                                   ============   ============

           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                           CABLE TV FUND 11-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                             For the Three Months Ended  For the Six Months End
                                       June 30,                   June 30,
                             --------------------------  -----------------------
                                  1997       1996          1997         1996
                             ----------     -------      ----------  -----------
EQUITY IN NET INCOME
  OF CABLE TELEVISION
  JOINT VENTURE                 $2,140,984      $31,185    $2,172,077     $39,043
                                ----------      -------    ----------     -------

NET INCOME                      $2,140,984      $31,185    $2,172,077     $39,043
                                ==========      =======    ==========     =======

ALLOCATION OF NET INCOME:
  General Partner               $  537,214      $   311    $  537,525     $   390
                                ==========      =======    ==========     =======

  Limited Partners              $1,603,770      $30,874    $1,634,552     $38,653
                                ==========      =======    ==========     =======

NET INCOME PER LIMITED
  PARTNERSHIP UNIT                  $34.32         $.66        $34.98     $   .83
                                ==========      =======    ==========     =======

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                 46,725       46,725        46,725      46,725
                                ==========      =======    ==========     =======

           The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

                           CABLE TV FUND 11-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------

                                                                   For the Six Months Ended
                                                                           June 30,
                                                                  --------------------------
                                                                      1997          1996
                                                                  -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                      $ 2,172,077     $  39,043
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Equity in net income of cable television
        joint venture                                              (2,172,077)      (39,043)
                                                                  -----------     ---------

                     Net cash provided by operating activities              -             -
                                                                  -----------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in distribution receivable from
    cable television joint venture                                 (3,542,853)            -
  Increase in distribution payable to
    General Partner                                                   830,160             -
  Increase in distribution payable to
    limited partners                                                2,701,912             -
  Distributions from cable television joint venture                 3,542,853             -
  Distributions to partners                                        (3,532,072)            -
                                                                  -----------     ---------

                     Net cash provided by financing activities              -             -
                                                                  -----------     ---------

Increase in cash                                                            -             -

Cash, beginning of period                                                   -             -
                                                                  -----------     ---------

Cash, end of period                                               $         -     $       -
                                                                  ===========     =========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                   $         -     $       -
                                                                  ===========     =========

           The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

                           CABLE TV FUND 11-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 11-A, Ltd. (the "Partnership") at June 30, 1997 and December 31, 1996, its Statements of Operations for the three and six month periods ended June 30, 1997 and 1996 and its Statements of Cash Flows for the six month periods ended June 30, 1997 and 1996. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The Partnership is a Colorado limited partnership that was formed pursuant to the public offering of limited partnership interests in the Cable TV Fund 11 Limited Partnership Program (the "Program"), which was sponsored by Jones Intercable, Inc. (the "General Partner"), to acquire, own and operate cable television systems in the United States. Cable TV Fund 11-B, Ltd. ("Fund 11-B"), Cable TV Fund 11-C, Ltd. ("Fund 11-C") and Cable TV Fund 11-D, Ltd. ("Fund 11-D") are other partnerships that were formed pursuant to the Program. The Partnership, Fund 11-B, Fund 11-C and Fund 11-D formed a general partnership known as Cable TV Joint Fund 11 (the "Venture") in which the Partnership owns an 18 percent interest. The Partnership does not directly own any cable television systems. The Partnership's only asset is its 18 percent ownership interest in the Venture, and the Venture's only asset during the period covered by this report was the cable television system serving subscribers in Manitowoc, Wisconsin (the "Manitowoc System"), which was sold on June 30, 1997.

(2) On June 30, 1997, the Venture completed the sale of the Manitowoc System to a wholly owned subsidiary of the General Partner for a sales price of $16,122,333, subject to normal working capital closing adjustments. This transaction was approved by a majority of the Partnership's limited partnership interests in a vote conducted during the second quarter of 1997. The Venture repaid all of its indebtedness, which totaled $21,304. In July 1997, the Partnership received 18 percent of the net sales proceeds plus cash on hand from operations and prior sales, totaling $3,542,853. The Partnership repaid $10,781 that it had owed to the General Partner and the remaining proceeds of $3,532,072 were distributed to its partners. Cash generated from operations of $231,471 was distributed 99 percent to the limited partners and 1 percent to the General Partner. Because limited partners have already received distributions in an amount in excess of the capital initially contributed to the Partnership by the limited partners, the remaining proceeds (from the sale of other Wisconsin systems formerly owned by the Venture and the net proceeds from the sale of the Manitowoc System) were distributed 75 percent ($2,472,756) to the limited partners and 25 percent ($827,845) to the General Partner. In total, the limited partners, as a group, received $2,701,912 and the General Partner received approximately $830,160. As a result of these distributions, the limited partners received $58 for each $500 limited partnership interest, or approximately $116 for each $1,000 invested in the Partnership. The limited partners of the Partnership have received a total of approximately $1,269 for each $500 limited partnership interest, or approximately $2,538 for each $1,000 invested in the Partnership, taking into account the prior distributions to limited partners made in 1988 and 1990. The General Partner is in the process of formally dissolving the Partnership and the Venture, which should occur before yearend.

(3)  Financial information regarding the Venture is presented below.

                            UNAUDITED BALANCE SHEETS
                            ------------------------

                                                     June 30,      December 31,
                                                       1997            1996
                                                 --------------    ------------
                   ASSETS
                   ------
Cash and trade receivables                        $  19,701,354     $  3,675,783

Investment in cable television properties                 -             2,441,259

Other assets                                              -             1,911,804
                                                  -------------     -------------

          Total assets                            $  19,701,354     $   8,028,846
                                                  =============     =============

  LIABILITIES AND PARTNERS' CAPITAL
  ---------------------------------

Debt                                              $       -         $       3,679

Payables and accrued liabilities                     19,444,856           555,064

Partners' contributed capital                        45,000,000        45,000,000

Distributions                                      (138,359,349)     (118,914,493)

Accumulated earnings                                 93,615,847        81,384,596
                                                  -------------     -------------

     Total liabilities and partners' capital      $  19,701,354     $   8,028,846
                                                  =============     =============

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                            For the Three Months Ended       For the Six Months Ended
                                                     June 30,                        June 30,
                                           ----------------------------      -------------------------
                                               1997            1996             1997          1996
                                           -----------     ------------      -----------   ----------
Revenues                                   $   991,681       $914,788         $ 1,931,495   $1,837,683

Operating expenses                             554,626        574,994           1,136,142    1,114,411

Management fees and allocated overhead
  from Jones Intercable, Inc.                  111,388        116,400             225,873      225,302

Depreciation and amortization                  126,569        108,033             250,306      216,068
                                           -----------       --------         -----------   ----------

Operating income                               199,098        115,361             319,174      281,902

Interest expense                                (1,558)        (2,421)             (2,174)      (7,270)

Interest income                                 55,725         59,784             106,765      115,458

Gain on sale of cable
  television system                         11,795,752              -          11,795,752            -

Other, net                                      11,580         (1,569)             11,734     (175,804)
                                           -----------       --------         -----------   ----------

          Net income                       $12,060,597       $171,155         $12,231,251   $  214,286
                                           ===========       ========         ===========   ==========

                            CABLE TV FUND 11-A, LTD.
                            ------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------

FINANCIAL CONDITION
-------------------

   The Partnership owns an 18 percent interest in the Venture. The Partnership's investment in the Venture, accounted for under the equity method, decreased by $1,370,776 to $19,950 at June 30, 1997 from $1,390,726 at December
31, 1996. This decrease represents the Partnership's proportionate share of net income generated by the Venture during the first six months of 1997 reduced by distributions received from the Venture.

     On June 30, 1997, the Venture completed the sale of the Manitowoc System to a wholly owned subsidiary of the General Partner for a sales price of $16,122,333, subject to normal working capital closing adjustments. This transaction was approved by a majority of the Partnership's limited partnership interests in a vote conducted during the second quarter of 1997. The Venture repaid all of its indebtedness, which totaled $21,304. In July 1997, the Partnership received 18 percent of the net sales proceeds plus cash on hand from operations and prior sales, totaling $3,542,853. The Partnership repaid $10,781 that it had owed to the General Partner and the remaining proceeds of $3,532,072 were distributed to its partners. Cash generated from operations of $231,471 was distributed 99 percent to the limited partners and 1 percent to the General Partner. Because limited partners have already received distributions in an amount in excess of the capital initially contributed to the Partnership by the limited partners, the remaining proceeds (from the sale of other Wisconsin systems formerly owned by the Venture and the net proceeds from the sale of the Manitowoc System) were distributed 75 percent ($2,472,756) to the limited partners and 25 percent ($827,845) to the General Partner. In total, the limited partners, as a group, received $2,701,912 and the General Partner received approximately $830,160. As a result of these distributions, the limited partners received $58 for each $500 limited partnership interest, or approximately $116 for each $1,000 invested in the Partnership. The limited partners of the Partnership have received a total of approximately $1,269 for each $500 limited partnership interest, or approximately $2,538 for each $1,000 invested in the Partnership, taking into account the prior distributions to limited partners made in 1988 and 1990. The General Partner is in the process of formally dissolving the Partnership and the Venture, which should occur before yearend.

RESULTS OF OPERATIONS
---------------------

     The Venture sold its Manitowoc System on June 30, 1997. Upon final liquidation, the Partnership and the Venture will be dissolved.

                          PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

The sale of the Manitowoc System was subject to the approval of the holders of a majority of the limited partnership interests in each of the Partnerships. Limited partners of record at the close of business on April 30, 1997 were entitled to notice of, and to participate in, this vote of limited partners. Following are the results of the vote of the limited partners of each of the limited partnerships:

                                No. of
                               Interests
                              Entitled to         Approved         Against         Abstained    Did Not Vote
                                              ---------------     ----------     ------------  --------------
                                 Vote         No.          %      No.     %      No.      %     No.      %
                              -----------     ---         ---     ---    ---     ---     ---   ------  ------
   Cable TV Fund 11-A, Ltd.     46,725       31,898      68.3     241    0.5     453     1.0   14,133   30.2
   Cable TV Fund 11-B, Ltd.     38,026       27,394      72.0     104    0.3     282     0.7   10,246   27.0
   Cable TV Fund 11-C, Ltd.     27,657       18,862      68.2     152    0.6     313     1.1    8,330   30.1
   Cable TV Fund 11-D, Ltd.     50,000       34,386      68.8     135    0.3     516     1.0   14,963   29.9

Item 6.  Exhibits and Reports on Form 8-K

a)   Exhibits

     27)  Financial Data Schedule

b)   Reports on Form 8-K

     Report on Form 8-K dated June 30, 1997, reported that on June 30, 1997, Cable TV Joint Fund 11 (the "Venture"), a joint venture among Cable TV Fund 11-A, Ltd., Cable TV Fund 11-B, Ltd., Cable TV Fund 11-C, Ltd. and Cable TV Fund 11-D, Ltd., Colorado limited partnerships (the "Partnerships"), sold the cable television system serving the City of Manitowoc, Wisconsin to a wholly owned subsidiary of Jones Intercable, Inc. ("Intercable") for a sales price of $16,122,333, subject to normal working capital closing adjustments. Intercable is the general partner of the Partnerships. Cable TV Fund 11-A, Ltd. owns an 18 percent interest in the Venture.

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

                                 CABLE TV FUND 11-A, LTD.
                                 BY: JONES INTERCABLE, INC.
                                     General Partner



                                 By:/S/ Kevin P. Coyle
                                    -----------------------------------------
                                    Kevin P. Coyle
                                    Group Vice President/Finance
                                    (Principal Financial Officer)

Dated:  August 11, 1997